Form 10-Q
period 2009-03-31
E Global Marketing Inc
filed 2009-05-14
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-156531

E GLOBAL MARKETING, INC.
(Exact name of small business issuer as specified in its charter)

New York	20-5518632
(State of incorporation)	(IRS Employer ID Number)

c/o Patrick Giordano
E Global Marketing, Inc.
1730 62nd Street
Brooklyn, New York 11204
(Address of principal executive offices)

718- 755-0943
 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares of the issuer’s common stock issued and outstanding as of May 13, 2009 was 20,644,000 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

E Global Marketing Inc.
Index to Financial Statements

E Global Marketing Inc.
Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,150	$6,816
Prepaid expenses	-	-
Total current assets	10,150	6,816
Other assets	-	-
Total assets	$10,150	$6,816

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$5,397	$800
Credit card liabilities	9,448	6,280
Due to related parties	12,714	8,777
Total current liabilities	27,559	15,857
Convertible promissory note	10,000	-
Total liabilities	37,559	15,857

Stockholders' equity (deficiency):

Preferred stock, $.001 par value; authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 20,644,000 and 20,624,000 shares respectively	20,644	20,624
Additional paid-in capital	15,456	14,976
Deficit	(63,509)	(44,641)
Total stockholders' equity (deficiency)	(27,409)	(9,041)

Total liabilities and stockholders' equity (deficiency)	$10,150	$6,816

See notes to financial statements.

E Global Marketing Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Operating revenues:
Net sales of tangible products	$344	$16	$699	$2,396
Commissions income	-	10	-	10
Total operating revenues	344	26	699	2,406

Cost of operating revenues:
Cost of tangible products sold	305	363	627	2,702
Total cost of operating revenues	305	363	627	2,702

Gross profit (loss)	39	(337)	72	(297)

Selling, general and administrative expenses	10,930	1,250	17,512	5,336

Income (loss) from operations	(10,891)	(1,587)	(17,440)	(5,633)

Interest income	-	-	-	-
Interest expense	(505)	(308)	(1,428)	(1,006)

Income (loss) before income taxes	(11,396)	(1,895)	(18,868)	(6,639)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(11,396)	$(1,895)	$(18,868)	$(6,639)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	20,644,000	20,000,000	20,634,730	20,000,000

See notes to financial statements.

E Global Marketing Inc.
Statements of Changes in Stockholders' Equity (Deficiency)
For the Nine Months Ended March 31, 2009

					Total
	Common Stock		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, June 30, 2008	20,624,000	$20,624	$14,976	$(44,641)	$(9,041)

Unaudited:

Sale of shares in November 2008	20,000	20	480	-	500

Net income (loss)	-	-	-	(18,868)	(18,868)

Balances, March 31, 2009	20,644,000	$20,644	$15,456	(63,509)	$(27,409)

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(18,868)	$(6,639)
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	4,597	1,054

Net cash provided by (used in) operating activities	(14,271)	(5,585)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	3,168	(2,454)
Increase (decrease) in due to related parties	3,937	7,400
Proceeds from convertible promissory note	10,000	-
Proceeds from sale of common stock	500	-

Net cash provided by (used in) financing activities	17,605	4,946

Increase (decrease) in cash and cash equivalents	3,334	(639)

Cash and cash equivalents, beginning of period	6,816	643

Cash and cash equivalents, end of period	$10,150	$4

Supplemental disclosures of cash flow information:

Interest paid	$841	$1,006

Income taxes paid	$-	$-

See notes to  financial statements.

E Global Marketing Inc.
Notes to Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

E Global Marketing Inc. (the “Company”) was incorporated in New York on September 7, 2006.  The Company markets various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the nine months ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our report on Form S-1.

NOTE 3 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses.  The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest.

E Global Marketing Inc.
Notes to Financial Statements
(Unaudited)

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:

	March 31,	June 30,
	2009	2008
Due to chief executive officer, interest at 8.5%, due on demand	$10,205	$8,777

Due to secretary, interest at 8.5%, due on demand	2,509	-

Total	$12,714	$8,777

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On March 24, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note is non-interest bearing, is due on September 30, 2010, and is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

In September 2006, the Company issued 10,000,000 shares of its common stock to  its chief executive officer Patrick Giordano for $1,020 cash and services valued at $8,980 and 10,000,000 shares of its common stock to its secretary William Hayde for services valued at $10,000.

In May 2008, the Company sold a total of 624,000 shares of its common stock to 34 investors at a price of $0.025 per share or $15,600 total.  On March 19, 2009, the Securities and Exchange Commission (the “SEC”)  declared effective the Company’s  registration statement on Form S-1 to register for resale the 624,000 shares at a price of $0.05 per share until the shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices; the Company will not receive any proceeds from any sales of such shares by the selling stockholders.

In November 2008, the company sold a total of 20,000 shares of its common stock to an investor at a price of $0.025 per share or $500 total.

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

E Global Marketing Inc.
Notes to Financial Statements
(Unaudited)

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $44,529 net operating loss carryforwards as of March 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $44,529 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, and $18,868 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company occupies office space in Brooklyn, New York provided by the Company’s chief executive officer at no cost to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “E Global,” Company,” “we,” “our” or “us” refer to E Global Marketing, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 31, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We were incorporated under the laws of the State of New York on September 7, 2006.  We are an early stage company, engaged in the marketing and selling of diversified consumer products and services. E Global Marketing intends to build a “family” of online retail stores utilizing fulfillment companies and drop shipping manufacturers.  The Company believes this business model allows it to be more flexible in the competitive online marketplace.  The business model enables E Global to concentrate its efforts on the marketing and promotion of its online stores.  The Company will optimize its marketing efforts utilizing cross-marketing between all company owned online retail stores.  E Global intends to operate a total of six (6) online stores within the next twelve (12) months.

The Market

ComScore Inc., a global leader in measuring the digital world, estimates that there are over 183 million internet users in North America as of January 2008.  This represents an increase of 5.7% over the previous year.  We believe the number of internet users is significant, and we intend to concentrate our efforts on marketing our retail sites in a effective manner.  According to comScore Inc., e-commerce spending for the 2007 holiday season (November 1 - December 31)~~.~~ ,$29.2 billion was spent online during the holiday season, marking a 19-percent gain versus the same period last year.   These statistics are significant to the Company as it relates to our marketing plan and overall business model.  As the e-commerce market grows, our success will be partially determined by our ability to reach as many of these internet users as possible.

Online Marketing

E Global Marketing Inc. is an online marketer of diversified consumer products and services.  The Company enters the $100 Billion online retail market with a business model which allows the Company to compete in numerous markets simultaneously.  E Global intends to utilize fulfillment centers and drop shipping companies to enter these markets.  Our business model allows us to do so without the need for significant capital expenditures. The fulfillment centers and drop shippers would be responsible for all back-end operations of the business.  The Company would therefore concentrate on its marketing efforts, and the development of additional online stores.  Currently, the Company has three (3) retail sites which are as follows: www.Vitamins-N-More.net; www.RSVPgiftbaskets.com; and www.RSVPfragrances.com. The Company initially entered the online retail market in September 2006 with its acquisition of Vitamins-N-More.net.  The acquisition gave the Company an immediate presence in the online marketing business.  In October 2006, the Company launched its second online store RSVP GiftBaskets.com.  RSVP Fragrances.com, the third Company site, went active in March 2007. The Company intends to expand its presence through the acquisition of additional online “e-tailers”.  As of this date, no such targets have been identified.  The goal of the Company is to grow organically and through acquisitions, to increase market share, revenue, and ultimately profits.

Online Stores Currently Operating

Vitamins-N-More.net

In September 2006, E Global Marketing Inc acquired the assets of Vitamins-N-More.net, an online retailer of vitamins and nutritional supplements.  The transaction consisted of a full e-commerce enabled business which includes an established web site and customer base utilizing the Apollo Software E-Commerce technology, branded with the Vitamins-N-More web site URL and logo, POP email accounts, and custom graphics.  Vitamins-N-More has access to, and can offer for sale, over 140 brands of vitamins and nutritional supplements.  All orders received on our site go directly to our Apollo Fulfillment for processing.  The Company does not stock any inventory, nor ship any products. Apollo Fulfillment provides us with all of the products available on our site, drop shipping services, along with web hosting and platform for www.vitamins-n-more.net.  Our agreement with Apollo is informal, non-binding and non-exclusive and may be canceled at anytime by either party.

RSVP Gift Baskets.com

In October 2006, the Company entered into an informal, non-binding, non-exclusive arrangement with Gift Marketing Alliance (GMA).  GMA is a wholesale supplier/distributor of fresh flowers and gift baskets.  GMA provides the Company with a co-branded web site and web hosting.  GMA provides us access to the wholesale suppliers necessary to operate this segment of our business.  This arrangement eliminates the need to carry any inventory. The orders received on our site go directly to GMA for processing.  RSVP Gift Baskets offers consumers a selection of over 300 gift items available for standard and over night delivery.  Fruit baskets, wine baskets, gourmet chocolates and foods, roses, fresh flowers, and many other gift items can now be purchased at RSVP Gift Baskets.   The web address for this online store is www.rsvpgiftbaskets.com. Our non-binding agreement with GMA is on a month to month basis and may be canceled at anytime by either party.  GMA provides us with web hosting and maintenance of our site, credit card billing, shipping and fulfillment, of all orders received by www.rsvpgiftbaskets.com.

RSVP Fragrances.com

In March 2007, E Global Marketing launched its online fragrance store, RSVP Fragrances.com. The Company has established an account with Fragrancenet.com, a wholesale drop shipping distribution company located in Hauppague, New York.  Fragrancenet is our supplier of wholesale fragrances, skin care, and scented candles.  Fragrancenet also provides us with drop shipping services which eliminates the need for us to carry any inventory.  We have access to most  major designer labels such as Calvin Klein, Fendi, Davidoff, Hermes, Dolce & Gabbana, Carolina Herrera, as well as many others.  This arrangement allows us to keep overhead costs low, and gives us the ability to offer products at below suggested retail prices.   The web address for our online store is www.rsvpfragrances.com. Our account with Fragrancenet.com may be canceled at anytime by either party.  Web hosting for this site is provided by Yahoo! and the site is maintained by the Company.

Growth Strategy

Our objective is to become a leading online “e-tailer” of diversified consumer products and services. We believe there are significant opportunities to generate revenues through the implementation of our operating strategy and by growing our customer base, both organically and through strategic acquisitions.

The Company is planning an aggressive online marketing campaign for Vitamins-N-More, RSVP Gift Baskets, and RSVP Fragrances.  The marketing plan includes major search engine pay-per-click sponsored ads, targeted banner ads, and an email campaign.  The Company believes that such an aggressive marketing campaign should significantly increase the amount of traffic directed to the site.  The Company anticipates as a result of increased traffic, revenues should grow proportionately.

E Global Marketing is also looking outside the “web” for ways to generate additional revenue.  The Company believes it can “partner” with synergistic companies and engage in cross-promotion.  The Company has not identified any such partner, and has not entered into any definitive agreements, or discussions.

Product Development

While E Global Marketing does not currently manufacture any of the products it sells on its web sites, we intend to examine the feasibility of developing our own product line of supplement products.  The product line would be developed by the Company, and produced and packaged by a private label manufacturer.  Initially, we intend to explore the development of a natural weight loss product.   The Company believes that the weight loss market is significant because of its size.  Entering this market will give the Company an opportunity to increase gross margins, and subsequently overall net income.

Additional Online Markets

E Global Marketing intends to enter additional online markets to capture a small percentage of the $100 Billion online retail market. The Company intends to add six (6) additional online retail stores in the future. We are currently exploring the following markets:

·	Books, Audio, Video
·	Health and Beauty

·	House Wares
·	Pet Supplies
·	Software
·	Sporting Goods

Such expansion would be based upon the Company’s ability to raise additional capital necessary for the start up, development, and marketing of each new store.  In order to enter these additional markets quickly without the need for significant capital expenditures, we will continue to utilize fulfillment centers and drop shipping.

E Global will have the distinct advantage of cross-marketing between all company owned online stores.  This should allow the Company to grow more quickly as a result of our stored data base of existing customers.  With the opening of each new online store, the Company will accumulate additional new customers which will subsequently increase its data base.  When a new online store is launched, we will be in a position it immediately generate initial traffic.  This marketing approach is part of the overall business model of the Company.

Fulfillment Companies

Fulfillment companies provide most of the “back-end” services for manufacturers and retailers.  Order fulfillment can be defined as the process of receiving an order for a product or service, either by phone, fax or internet, entering the order into a database and handling of the financial transaction for the product or service.  The fulfillment company then ships the product or service to complete the transaction.

In addition to the above activities, the fulfillment center will also capture demographic and consumer opinion information from the customer via survey information sent in on the order form.  They may also provide assembly services, or collate literature, or package the order to prepare it for shipment.  By establishing discounts with package carriers based on volume, fulfillment companies can pass along to the ultimate consumer significant savings in shipping costs not available to individuals or non-central shipping points.

The resources of a fulfillment center are storage space, trained personnel, and an inventory/order processing system. Most direct response programs involve at least one of these elements and usually all three to some degree.  Managing these resources is a separate and distinct business from the marketing function. E Global will be able to concentrate on its marketing campaign as a direct result of utilization of fulfillment companies.

Drop Shipping

A drop shipper is a manufacturer or authorized wholesale distributor who will ship our single item orders directly to our customers. As in utilizing fulfillment companies, drop shippers will allow E Global to concentrate on its marketing campaign.  The drop shipping company we engage will handle all back-end aspects of our business.  It will not be necessary to set-up warehousing or carry inventory using this method.  Drop shipping will enable the Company to enter online markets quickly and cost effectively.  E Global should be able to purchase products from drop shipping companies at up to sixty (60) percent off retail pricing.  This will still allow for us to offer our merchandise to our retail customers at a significant discount, while maintaining our anticipated gross margin of approximately twenty (20) percent.

Competition

E Global faces intense competition from large national manufacturers such as GNC, Twinlab, Met-Rx, and others. We also compete with a significant number of online retailers, all of whom have resources far greater than ours.  Some of these companies have been in business for several years and have established brand recognition and consumer loyalty. We compete within these markets based primarily on products sold, price, quality, service and distribution. From time to time, the intensity of competition may result in price discounting.  Such price discounting puts pressure on margins and can negatively impact operating profit. Our prospects depend on our sole ability to increase our market share. An unexpected inability to gain market share or meet our business plan could result from pricing or product strategies pursued by competitors.  If this occurs, our revenues may be materially adversely affected.

In addition to competing with large corporations, the Company will also be in direct competition with smaller “independent” businesses.   We believe we will be able to compete effectively in this market as a direct result of our business model.

Governmental Regulations

We are subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions.  We are subject to certain federal, state and local laws and regulations relating to the protection of the environment and human health and safety. We believe that we are in substantial compliance with the terms of environmental laws and that we have no liabilities under such laws that we expect to have a material adverse effect on our business, results of operations or financial condition.

 Employees

We have no employees other than our executive officers, Patrick Giordano and William Hayde, who are also members of our board of directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officers.

Plan of Operation

Over the next twelve months, we intend to conduct an aggressive online marketing campaign for Vitamins-N-More, RSVP Gift Baskets, and RSVP Fragrances.  The marketing plan includes major search engine pay-per-click sponsored ads, targeted banner ads, and an email campaign.  The Company believes that such an aggressive marketing campaign should significantly increase the amount of traffic directed to the site.  The Company anticipates that as a result of increased traffic, revenues should grow proportionately. We currently do not have sufficient funds to implement our planned activities and will require additional financing. With adequate funding we feel that we will be well positioned to execute our business plan.

The Company estimates that it will require an approximate minimum of $50,000 in the next 12 months to implement its activities.  Such funds will be needed for the following purposes:

Purpose	Amount
Web Hosting	$6,000
Web Development	$25,000
Marketing	$6,000
Travel & Entertainment	$1,000
Cost of operating as a public company	$12,000
Total	$50,000

Results of Operations

During the three months ended March 31, 2009, the Company had net sales of $344 and incurred a net loss of $ 11,396, as compared to net sales of $16 and net loss of $1,895 for the same three months ended March 31, 2008. The Company had net sales of $699 and net loss of $18,868 for the nine months ended March 31, 2009, as compared to net sales of $2,396 and net loss of $6,639 for the nine months ended March 31, 2008.

Revenues

Revenues decreases $1,697 from $2,396 in the nine months ended March 31, 2008 to $699 in nine months ended March 31, 2009 as a result a decrease in orders due to lower marketing activity by us.

Liquidity and Capital Resources

As of March 31, 2009, the Company had a cash balance of $10,150. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  The Company raised $15,600 in a private placement held in May 2008 and on March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and is due on September 30, 2010. The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.        Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In November 2008, the company sold a total of 20,000 shares of its common stock to Bernard Herman, an existing shareholder, at a purchase price of $0.025 per share for an aggregate of $500.

On March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and is due on September 30, 2010. The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E GLOBAL MARKETING, INC.

Dated: May 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: May 13, 2009	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director