Form 10-Q/A
period 2009-03-31
E Global Marketing Inc
filed 2009-06-10
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-156531

E GLOBAL MARKETING, INC.
(Exact name of small business issuer as specified in its charter)

New York (State of incorporation)	20-5518632 (IRS Employer ID Number)

c/o Patrick Giordano
E Global Marketing, Inc.
1730 62nd Street
Brooklyn, New York 11204
(Address of principal executive offices)

718- 755-0943
 (Issuer's telephone number)

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer’s common stock issued and outstanding as of June 8, 2009 was 20,644,000 shares.

E Global Marketing, Inc. (the “Company”) is hereby filing this amendment to the Form 10-Q for the fiscal period ended March 31, 2009 to indicate that the Company is a shell company. Other than said change, all the information contained in this Form 10-Q/A is identical to the Form 10-Q for the fiscal period ended March 31, 2009 which was filed by the Company on May 14, 2009.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

E Global Marketing Inc.
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2009 (Unaudited) and
June 30, 2008	F-2

Statements of Operations for the three and nine months
ended March 31,2009 and 2008 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity (Deficiency)
for the nine months ended March 31, 2009 (Unaudited)	F-4

Statements of Cash Flows for the nine months ended
March 31, 2009 and 2008 (Unaudited)	F-5

Notes to Financial Statements	F-6

E Global Marketing Inc.
Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,150	$6,816
Prepaid expenses	-	-
Total current assets	10,150	6,816
Other assets	-	-
Total assets	$10,150	$6,816

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$5,397	$800
Credit card liabilities	9,448	6,280
Due to related parties	12,714	8,777
Total current liabilities	27,559	15,857
Convertible promissory note	10,000	-
Total liabilities	37,559	15,857

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,644,000 and 20,624,000 shares respectively	20,644	20,624
Additional paid-in capital	15,456	14,976
Deficit	(63,509)	(44,641)
Total stockholders' equity (deficiency)	(27,409)	(9,041)

Total liabilities and stockholders' equity (deficiency)	$10,150	$6,816

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
(loss) to net cash provided by (used in)
operating activities:
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

The Market

ComScore Inc., a global leader in measuring the digital world, estimates that there are over 183 million internet users in North America as of January 2008.  This represents an increase of 5.7% over the previous year.  We believe the number of internet users is significant, and we intend to concentrate our efforts on marketing our retail sites in a effective manner.  According to comScore Inc., e-commerce spending for the 2007 holiday season (November 1 - December 31), $29.2 billion was spent online during the holiday season, marking a 19-percent gain versus the same period last year.   These statistics are significant to the Company as it relates to our marketing plan and overall business model.  As the e-commerce market grows, our success will be partially determined by our ability to reach as many of these internet users as possible.

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

E GLOBAL MARKETING, INC.

Dated: June 8, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 8, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

Dated: June 8, 2009	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director