Form 10-K
period 2009-06-30
E Global Marketing Inc
filed 2009-10-13
CIK 1398427

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   333-156531

E GLOBAL MARKETING, INC.
(Exact name of small business issuer as specified in its charter)

New York	20-5518632
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Patrick Giordano
E Global Marketing, Inc.
1730 62nd Street
Brooklyn, New York 11204
 (Address of Principal Executive Offices)

718- 755-0943
 (Issuer’s telephone number)

 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  October 12, 2009:   20,644,000 shares of common stock.

FORM 10-K ANNUAL REPORT

For the Fiscal Year Ended June 30, 2009

ITEM 1.    Description of Business.

General

As used in this Form 10-K, references to the "Company," "we," “our” or "us" refer to E Global Marketing, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

E Global Marketing, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

Historical

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

ITEM 1A.                                Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Our business is subject to numerous risk factors, including the following:

Risk Factors Relating to Our Company

1.           Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We were incorporated on September 7, 2006. We currently operate a corporate web site at www.eglobalmarketinginc.com and three (3) retail web sites where we have begun selling products.  The three (3) retail web site addresses are as follows: www.vitamins-n-more.net; www.rsvpgiftbaskets.com; and www.rsvpfragrances.com. Since our inception, we have entered in informal, non binding, non exclusive relationships with three (3) wholesale suppliers.

Our limited operating history, based upon limited revenues and a lack of profitability makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses.

2.           The revenue of our business model is unproven and our success is dependent on our ability to develop and then expand our customer base.

Our business model is to generate revenues from the sale of diversified consumer products and services exclusively through the internet. Our business model is new, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of demand for the products we currently offer, or intend to offer in the future, that will be generated by these internet customers, or the future demand for the products in the end-user marketplace. Our customer base is comprised solely of internet users and exposes us to the risks associated with advancements in technology.  We do not rely upon any one major customer, but instead our reliance is on the ability to reach many customers utilizing the technology that is available at this time.  The loss of our ability to keep pace with changes in technology would adversely affect our ability to maintain our customer base, and our results of operations.

Our success is dependent on our ability to develop and then expand our customer base. We cannot guarantee that we will ever be successful in doing this in order to generate revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3.           We may require additional funding in the future and our operations could be curtailed if we are unable to obtain required additional funding when needed.

For the year ended June 30, 2009, we had gross revenues of $699, gross profit of $57, administrative and other expenses of $26,321and net loss of $26,264.  For the fiscal year ended June 30, 2008, we had gross revenues of $2,842, gross profit of $79, administrative and other expenses of $15,550 and net loss of $15,471.  If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $50,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

 4.           We are dependent on suppliers for the supply of our products, making us vulnerable to supply problems and price fluctuations, which could cause us to fail to meet the demands of our customers and could adversely affect our financial results to the extent we were unable to find replacement suppliers.

We depend on three major suppliers to provide us with the products that we resell on our websites. Suppliers such as Gift Marketing Alliance, Apollo Fulfillment, and Fragrancenet.com, provide us with the products we currently offer for sale on our retail web sites.  In addition, they all provide the Company with drop shipping services to fulfill any orders we receive from our retail sites.  Apollo Fulfillment, Gift Marketing Alliance, also provide us with a web platform and web hosting to facilitate our online business for www.vitamins-n-more.net, and www.RSVPgiftbaskets.com, respectively.  Our retail fragrance site www.RSVPfragrances.com is hosted by Yahoo! and is maintained by the Company.  Our agreements with these suppliers are non-exclusive and can be terminated at anytime by either party.   The loss of these suppliers could, in the short term, adversely affect our financial results until alternative supply arrangements are secured. In addition, there is no assurance that any new supply arrangements entered into by the Company will have terms as favorable as those contained in current supply arrangements.

5.           As our two officers, Mr. Patrick Giordano and Mr. William Hayde have no training or experience in creating and operating an e-commerce business, we will have to hire qualified consultants. If we cannot locate qualified consultants, we may have to suspend or cease operations which will result in the loss of your investment.

As neither of our executive officers has any training or experience in creating and operating an e-commerce business, we will have to hire qualified consultants to perform the various necessary tasks. Additionally, due to their lack of experience, our executive officers may make wrong decisions and choices in product selection and product marketing. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6.           Since our officers and directors work or consult for other companies, their activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that each of our directors will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days per week when required.

7.           Our two principal stockholders, who are our officers and directors, own a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote 97% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;

•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

8.           If we incur product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.

We may become subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We do not maintain product liability insurance. If we do purchase product liability insurance in the future, we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims may cause the premiums that we are required to pay for such insurance to raise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.

RISK FACTORS RELATING TO OUR COMMON STOCK

9.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.001 per share, of which 20,644,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

10.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

11.           The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

12.           The offering price of our common stock could be higher than the market value, causing investors to sustain a loss of their investment.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation, and therefore expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

13.           State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

14.           Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

•	any market for our shares will develop;

•	the prices at which our common stock will trade; or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

15.           If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over the Counter Bulletin Board (“OTCBB”) (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports..  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

16.           We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

17.           We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

If we become registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

18.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because all our directors are non-independent, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

19           The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

If we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our executive offices are located at the residence of our President and Chief Executive Officer. Mr. Giordano provides such office to the Company at no charge. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending June 30, 2009, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The common stock of the Company has never been traded.  The trading symbol for our company is EGLO.OB.

Holders

As of June 30, 2009 there were 20,644,000 shares of common stock issued and outstanding.

As of June 30, 2009 there were 38 holders of record of shares of our common stock.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Financial Statements and related Notes included thereto.

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

Results of Operations
For the year ended June 30, 2009, the Company had net sales of $699 and incurred a net loss of $26,264, as compared to net sales of $2,832 and net loss of $15,471for the year ended June 30, 2008.

Revenues

Revenues decreased $2,143 from $2,842 for the year ended June 30, 2008 to $699 for the year ended June 30, 2009 as a result of a decrease in orders due to lower marketing activity by us.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a cash balance of $1,246. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  The Company raised $15,600 in a private placement held in May 2008 and on March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and is due on September 30, 2010. The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS

E GLOBAL MARKETING, INC.

FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

CONTENTS

Report of Independent Registered Accounting Firm
14

Balance Sheets
15

Statements of Operations
16

Statements of Cash Flows
17

Statements of Changes in Stockholders' Equity (Deficiency)
19

Notes to Financial Statements
19- 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
E Global Marketing Inc.

I have audited the accompanying balance sheets of E Global Marketing Inc. (the “Company”) as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E Global Marketing Inc. as of June 30, 2009 and 2008 and the results of its operations and cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.
Freeport, New York
October 9, 2009

E Global Marketing Inc.
Balance Sheets

	June 30,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$1,246	$6,816
Prepaid expenses	-	-
Total current assets	1,246	6,816
Other assets	-	-

Total assets	$1,246	$6,816

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,421	$800
Credit card liabilities	10,646	6,280
Due to related parties	12,984	8,777
Total current liabilities	26,051	15,857

Convertible promissory note	10,000	-

Total liabilities	36,051	15,857

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,644,000 and 20,624,000 shares, respectively	20,644	20,624
Additional paid-in capital	15,456	14,976
Deficit	(70,905)	(44,641)

Total stockholders' equity (deficiency)	(34,805)	(9,041)

Total liabilities and stockholders' equity (deficiency)	$1,246	$6,816

See notes to financial statements.

E Global Marketing Inc.
Statements of Operations

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008
Operating revenues:
Net sales of tangible products	$699	$2,832
Commissions income	-	10
Total operating revenues	699	2,842

Cost of operating revenues:
Cost of tangible products sold	642	2,763

Total cost of operating revenues	642	2,763

Gross profit (loss)	57	79

Selling, general and administrative expenses	24,123	13,981

Income (loss) from operations	(24,066)	(13,902)

Interest income	-	-
Interest expense	(2,198)	(1,569)

Income (loss) before income taxes	(26,264)	(15,471)

Income taxes (benefit)	-	-

Net income (loss)	$(26,264)	$(15,471)

Net income (loss) per share -
basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,637,041	20,078,641

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(26,264)	$(15,471)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	1,621	63

Net cash provided by (used in)
operating activities	(24,643)	(15,408)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	4,366	(1,753)
Increase (decrease) in due to related parties	4,207	7,734
Proceeds from convertible promissory note	10,000	-
Proceeds from sales of common stock	500	15,600

Net cash provided by (used in)
financing activities	19,073	21,581

Increase (decrease) in cash and
cash equivalents	(5,570)	6,173

Cash and cash equivalents, beginning of period	6,816	643

Cash and cash equivalents, end of period	$1,246	$6,816

Supplemental disclosures of cash flow information:

Interest paid	$1,340	$1,190

Income taxes paid	$-	$-

See notes to financial statements.

E Global Marketing Inc.
Statements of Changes in Stockholders' Equity (Deficiency)

					Total
	Common Stock		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, June 30, 2007	20,000,000	$20,000	$-	$(29,170)	$(9,170)

Sale of shares in May 2008	624,000	624	14,976	-	15,600

Net income (loss)	-	-	-	(15,471)	(15,471)

Balances, June 30, 2008	20,624,000	20,624	14,976	(44,641)	(9,041)

Sale of shares in November 2008	20,000	20	480	-	500

Net income (loss)	-	-	-	(26,264)	(26,264)

Balances, June 30, 2009	20,644,000	$20,644	$15,456	$(70,905)	$(34,805)

See notes to financial statements.

E GLOBAL MARKETING, INC
Notes to Financial Statements June 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

E Global Marketing Inc. (the “Company”) was incorporated in New York on September 7, 2006.  The Company markets various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2009, the Company had negative working capital of $24,805 and a stockholders’ deficiency of $34,805.  Further, from inception to June 30, 2009, the Company incurred losses of $70,905. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

(b)  Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

 (c)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, credit card liabilities, due to related parties, and convertible promissory note.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instrument

 (d)  Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)  Revenue Recognition

      Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonable assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders.  Collectibility criteria is satisfied through credit approvals.  Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance  with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.  Substantially all sales are prepaid by the customers by credit card.

(f)  Advertising

     Advertising costs are expensed as incurred and amounted to $20 and $1,291 for the years ended June 30, 2009 and 2008, respectively.

(g)  Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation”.

(h) Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities
and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax
assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(i)  Net Income (Loss) per Share

Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

(j) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses.  The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest.

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:
	June 30,	June 30,
	2009	2008
Due to chief executive officer, interest at 8.5%, due on demand
	$10,422	$8,777

Due to secretary, interest at 8.5%, due on demand
	2,562	-

Total	$12,984	$8,777

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On March 24, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note is non-interest bearing, is due on September 30, 2010, and is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

In September 2006, the Company issued 10,000,000 shares of its common stock to  its chief executive officer Patrick Giordano for $1,020 cash and services valued at $8,980 and 10,000,000 shares of its common stock to William Hayde for services valued at $10,000.

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

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $51,925 net operating loss carryforwards as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $51,925 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, and $26,264 in 2029.

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

NOTE 9- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through  the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Patrick Giordano	51	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

William Hayde	47	Secretary and Director

Patrick Giordano has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company since its inception. In addition to his position with E Global Marketing, since January 2009, Mr. Giordano has been an account manager with Petro Inc., a home heating oil distributor located in Maspeth, New York, where he is responsible for developing new accounts and maintaining the existing customer base. From January 2008 to December 2008, Mr. Giordano was employed with Boro Fuel Oil Inc., also a company which specializes in the sale of home heating fuel, where he was a sales representative, where he sold home heating oil to residential customers. From 2002 until 2007, Mr. Giordano was employed as a sales representative for CARECO Inc., also a company which sells home heating oil contracts to homeowners.

William Hayde has been the Secretary and a director of the Company since September 2007.  He has been a securities industry professional for over twenty years starting as a stockbroker, then managing and operating retail branch offices throughout the East Coast. Mr. Hayde is currently the Director of Corporate Finance for Brockington Securities located in Ronkonoma, NY, and has held this position for more than 10 years and is responsible for evaluating and making recommendations on proposed financing activities.  Mr. Hayde’s Finra licenses include a Series 6, 7, 24, 55 and 63. Prior to Brockington, he was employed with Aegis Capital Corp. and was responsible for compliance with all facets of the firm's underwriting and selling group participation. Mr. Hayde is a member of the Board of Directors of Biosecurity Technologies, a private company, and is also the company Co-Chairman. He was President and Founder of The Paris Group Ltd., a Venture Capital and Management Service business. Mr. Hayde is currently a Director and an Officer of Toscana Group, Inc. a private investor and consulting company.

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is Michael T. Studer CPA P.C. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Significant Employees

None

ITEM 11. EXECUTIVE COMPENSATION

Since our incorporation on September 7, 2006, Patrick Giordano has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director. We have no formal employment or consulting agreement with Mr. Giordano. On September 7, 2006, the Company issued 10,000,000 shares of its common stock, par value $0.001 per share, to Mr. Giordano for cash consideration of $1,020 and  for services rendered to the Company as a consultant valued in the amount of $8.980.

On September 7, 2006, William Hayde was issued 10,000,000 shares of common stock, par value $0.001 per share on for services rendered to the Company as a consultant valued in the amount of $10,000.  As of September 7, 2007, Mr. Hayde became the Secretary and a member of the Board of Directors of the Company. We have no formal employment or consulting agreement with Mr. Hayde.

Since our inception on September 7, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our sole executive officer and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year(1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Patrick Giordano(2)	2007	0	0	8,980	0	0	0		8,980
	2008	0	0	0	0	0	0
	2009	0	0	0	0	0	0
William Hayde(4)	2007	0	0	10,000	0	0	0		10,000
	2008	0	0	0	0	0	0
	2009	0	0	0	0	0	0		0	(6)

(1) Represents the period from September 7, 2006 (Inception) to June 30, 2009.

(2) Mr. Giordano has been serving as our Director, President, Chief Executive Officer, Chief Financial Officer and Treasurer since our inception on September 7, 2006. On September 7, 2006, the Company issued 10,000,000 shares of its common stock, par value $0.001 per share, to Mr. Giordano for cash consideration of $1,020 and for services rendered to the Company as a consultant valued in the amount of $8.980.

(3) On September 7, 2006, William Hayde was issued 10,000,000 shares of common stock, par value $0.001 per share on for services rendered to the Company as a consultant valued in the amount of $10,000.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Compensation Committee Report

Our Board of Directors does not have a compensation committee and the entire board of directors performs the functions of a compensation committee.

Our Board of Directors has reviewed and discussed the discussion and analysis of our compensation which appears above with management, and, based on such review and discussion, the board of directors determined that the above disclosure be included in this Annual Report on Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2009, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,644,000 shares of our common stock issued and outstanding as of June 30, 2009.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o E Global Marketing, Inc., c/o Mr. Patrick Giordano, 1730 62nd Street, Brooklyn, New York 11204, Brooklyn, NY 11230.  Our telephone number is (718) 755-0943.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Patrick Giordano	Common	10,000,000	48.4%

Mr. William Hayde	Common	10,000,000	48.4%

Directors and Officers as a Group (2 persons)	Common	20,000,000	96.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 7, 2006, we issued 10,000,000 shares of our common stock to Mr. Patrick Giordano, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer) of the Company.  These shares were issued in exchange for cash in the amount of $1,020 and services rendered, valued in the amount of $8,980. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Giordano is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On September 7, 2006, we issued 10,000,000 shares of our common stock to Mr. William Hayde, the Secretary, director and a founder of the Company.  These shares were issued in exchange for consulting services rendered, valued in the amount of $10,000.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  In his role as a founder of the Company, Mr. Hayde had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

Since inception through June 30, 2009, the president of the Company has provided office space to the Company and other office administrative resources to the Company at no cost.

During the period from inception in September 2006 and through June 30, 2009, the president of the Company has provided advances to the Company for use in its operations.  As of June 30, 2009, the Company owed to the president $10,422.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$7,500	Michael T. Studer CPA P.C.
2008	$10,000	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

Pre-Approval of Services

We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements:

The list of financial statements filed as part of this annual report is provided on page F-1.

(b)  Exhibits:

Exhibit
Number
Description

3.1
Memorandum and Articles of Association (1)

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Patrick Giordano certify that:

1. I have reviewed this Form 10-K of E Global Marketing, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 13, 2009

/s/ Patrick Giordano
_______________________
Patrick Giordano
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, and Director
(Principal Executive, Financial and Accounting
Officer)

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick Giordano, President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer) of E Global Marketing, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Annual Report on 10KSB of the Company for the period ended June 30, 2009 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 13, 2009

/s/ Patrick Giordano
_______________________

Patrick Giordano
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, and Director
(Principal Executive, Financial and Accounting
Officer)

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

E GLOBAL MARKETING, INC.

Dated: October 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

Dated: October 13, 2009	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director