Form 10-Q
period 2009-09-30
E Global Marketing Inc
filed 2009-11-13
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No ¨

The number of shares of the issuer’s common stock issued and outstanding as of November 13, 2009 was 20,644,000 shares.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

E Global Marketing Inc.
Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,422	$1,246
Prepaid expenses	-	-
Total current assets	2,422	1,246

Other assets	-	-

Total assets	$2,422	$1,246

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$2,525	$2,421
Credit card liabilities	10,542	10,646
Due to related parties	15,760	12,984
Convertible promissory note	10,000	-
Total current liabilities	38,827	26,051

Convertible promissory note	-	10,000

Total liabilities	38,827	36,051

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding		-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,644,000 and 20,644,000 shares, respectively	20,644	20,644
Additional paid-in capital	15,456	15,456
Deficit	(72,505)	(70,905)

Total stockholders' equity (deficiency)	(36,405)	(34,805)

Total liabilities and stockholders' equity (deficiency)	$2,422	$1,246

See notes to financial statements.

E Global Marketing Inc.
Statements of Operations

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating revenues:
Net sales of tangible products	$-	$355
Commissions income	-	-
Total operating revenues	-	355

Cost of operating revenues:
Cost of tangible products sold	-	322
Total cost of operating revenues	-	322

Gross profit (loss)	-	33

Selling, general and administrative expenses	832	5,542
Income (loss) from operations	(832)	(5,509)

Interest income	-	-
Interest expense	(768)	(447)
Income (loss) before income taxes	(1,600)	(5,956)

Income taxes (benefit)	-	-

Net income (loss)	$(1,600)	$(5,956)

Net income (loss) per share -
basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,644,000	20,624,000

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,600)	$(5,956)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	104	(598)

Net cash provided by (used in)
operating activities	(1,496)	(6,554)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	(104)	(156)
Increase (decrease) in due to related parties	2,776	187
Proceeds from convertible promissory note	-	-
Proceeds from sales of common stock	-	-

Net cash provided by (used in)
financing activities	2,672	31

Increase (decrease) in cash and
cash equivalents	1,176	(6,523)

Cash and cash equivalents, beginning of period	1,246	6,816

Cash and cash equivalents, end of period	$2,422	$293

Supplemental disclosures of cash flow information:

Interest paid	$492	$260

Income taxes paid	$-	$-

See notes to financial statements.

E Global Marketing Inc.
Notes to Financial Statements

 (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

E Global Marketing Inc. (the “Company”) was incorporated in New York on September 7, 2006.  The Company markets various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three months ended September 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010.  The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2009 as included in our report on Form 10-K.

NOTE 3 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses.  The credit card liabilities bear interest at rates ranging up to 24% and are due in monthly installments of principal and interest.

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:
	September 30,	June 30,
	2009	2009
Due to chief executive officer, interest at 8.5%, due on demand
	$11,143	$10,422

Due to secretary, interest at 8.5%, due on demand
	4,617	2,562

Total	$15,760	$12,984

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On March 30, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note is non-interest bearing, is due on September 30, 2010, and is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

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

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $53,525 net operating loss carryforwards as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $53,525 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, and $1,600 in 2030.

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

NOTE 9- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through  the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Results of Operations

During the three months ended September 30, 2009, the Company had no operating income and incurred a net loss of $1,600, as compared to net sales of $355 and net loss of $5,956 for the same three months ended September 30, 2008.

Revenues

Revenues decreases $355 from $355 in the three months ended September 30, 2008 to $0 in three months ended September 30, 2009 as a result a decrease in orders due to lower marketing activity by us.

Liquidity and Capital Resources

As of September 30, 2009, the Company had a cash balance of $2,422. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  The Company raised $15,600 in a private placement held in May 2008 and on March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and is due on September 30, 2010. The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

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

E GLOBAL MARKETING, INC.

Dated: November 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2009	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: November 13, 2009	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director