Form 10-Q
period 2010-03-31
E Global Marketing Inc
filed 2010-05-17
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

E Global Marketing Inc.
Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,828	$1,246
Prepaid expenses	-	-

Total current assets	1,828	1,246

Other assets	-	-

Total assets	$1,828	$1,246

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$2,812	$2,421
Credit card liabilities	10,706	10,646
Due to related parties	28,897	12,984
Convertible promissory note	10,000	-

Total current liabilities	52,415	26,051

Convertible promissory note	-	10,000

Total liabilities	52,415	36,051

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding		-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,644,000 and 20,644,000 shares, respectively	20,644	20,644
Additional paid-in capital	15,456	15,456
Deficit	(86,687)	(70,905)

Total stockholders' equity (deficiency)	(50,587)	(34,805)

Total liabilities and stockholders' equity (deficiency)	$1,828	$1,246

See notes to financial statements.

E Global Marketing Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Operating revenues:
Net sales of tangible products	$-	$344	$-	$699
Commissions income	-	-	-	-

Total operating revenues	-	344	-	699

Cost of operating revenues:
Cost of tangible products sold	-	305	-	627

Total cost of operating revenues	-	305	-	627

Gross profit (loss)	-	39	-	72

Selling, general and administrative expenses	3,149	10,930	15,324	17,512

Income (loss) from operations	(3,149)	(10,891)	(15,324)	(17,440)

Interest income	-	-	-	-
Other income	2,307	-	2,307	-
Interest expense	(1,210)	(505)	(2,765)	(1,428)

Income (loss) before income taxes	(2,052)	(11,396)	(15,782)	(18,868)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(2,052)	$(11,396)	$(15,782)	$(18,868)

Net income (loss) per share -
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,644,000	20,644,000	20,644,000	20,634,730

See notes to financial statements.

E Global Marketing Inc.
Statements of Changes in Stockholders' Equity (Deficiency)

					Total
	Common Stock,		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balances, June 30, 2007	20,000,000	$20,000	$-	$(29,170)	$(9,170)
Sale of shares in May 2008	624,000	624	14,976	-	15,600
Net income (loss)	-	-	-	(15,471)	(15,471)
Balances, June 30, 2008	20,624,000	20,624	14,976	(44,641)	(9,041)
Sale of shares in November 2008	20,000	20	480	-	500
Net income (loss)	-	-	-	(26,264)	(26,264)
Balances, June 30, 2009	20,644,000	20,644	15,456	(70,905)	$(34,805)

Unaudited:
Net income (loss)	-	-	-	(15,782)	(15,782)
Balance, March 31, 2010	20,644,000	$20,644	$15,456	$(86,687)	$(50,587)

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows

	Nine Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(15,782)	$(18,868)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	391	4,597

Net cash provided by (used in)
operating activities	(15,391)	(14,271)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	60	3,168
Increase (decrease) in due to related parties	15,913	3,937
Proceeds from convertible promissory note	-	10,000
Proceeds from sales of common stock	-	500

Net cash provided by (used in)
financing activities	15,973	17,605

Increase (decrease) in cash and
cash equivalents	582	3,334

Cash and cash equivalents, beginning of period	1,246	6,816

Cash and cash equivalents, end of period	$1,828	$10,150

Supplemental disclosures of cash flow information:

Interest paid	$1,608	$841

Income taxes paid	$-	$-

See notes to financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

E Global Marketing Inc. (the “Company”) was incorporated in New York on September 7, 2006.  The Company markets various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. As of May 2010, the Company temporarily suspended operations of its online retail stores in preparation for the proposed transaction as outlined in the non-binding Letter of Intent entered into by the Company with Murdoch Security Group dated November 18, 2009. (See Note 8)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three and nine months ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2010.  The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date.

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

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:
	March 31, 2010	June 30, 2009

Due to chief executive officer, interest at 8.5%, due on demand
	$18,976	$10,422

Due to secretary, interest at 8.5%, due on demand
	9,921	2,562

Total	$28,897	$12,984

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

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $67,707 net operating loss carryforwards as of March 31, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $67,707 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, and $15,782 in 2030.

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

Letter of Intent

On November 18, 2009, the Company and its two officers Patrick Giordano (“Giordano”) and William Hayde (“Hayde”) executed a letter of intent (the “LOI”) with Murdoch Security & Investigations, Inc. (“Murdoch”) confirming the general terms upon which an Exchange and/or Merger Agreement (the “Definitive Agreement”) is to be executed. Among other things, the LOI provides at closing for the surrender of a total of 18,000,000 shares of Company common stock by Giordano and Hayde for a total of $40,000 to be paid by Murdoch and for the issuance of approximately 27,300,000 newly issued restricted shares of Company common stock in exchange for all of the issued and outstanding common stock, options and warrants of Murdoch. At closing, the financial statements of the Company are to reflect no liabilities and no assets. The Definitive Agreement is subject to Murdoch completing the acquisition of a certain Mexican company, completion of “due diligence” investigations by the parties, and certain other terms and conditions. The LOI remains in effect until March 31, 2010 and may be extended for an additional 30 days upon terms as the parties so agree.  The LOI expired on April 30, 2010. The Company and Murdoch are presently in negotiations to extend the LOI until June 30, 2010.

During the three months ended March 31, 2010, Murdoch paid a total of $2,307 to two Company service providers on behalf of the Company. These transactions have been reflected as other income in the statement of operations.

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

As of May 2010, the Company temporarily suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com in preparation for the proposed transaction as outlined in the non-binding Letter of Intent entered into by the Company with Murdoch Security Group dated November 18, 2009.  In the event this transaction is not completed in a timely manner, the Company may reactivate its online stores and continue conducting business in accordance with our original business plan for online marketing.

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

Online Stores Temporarily Suspended from Operations

As of May 2010, E Global Marketing has voluntarily suspended its retail operation of the following online stores in preparation of a proposed transaction with Murdoch Security Group as outlined in our non-binding Letter of Intent dated November 18, 2009. In the event a transaction is not completed in a timely manner, the Company may reactivate its online stores and continue conducting business in accordance with our original business plan for online marketing.

The following description of the Company’s online stores along with information pertaining to the business and growth of such stores is provided in the event the proposed transaction is not completed.

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

Results of Operations

During the three months ended March 31, 2010, the Company had no operating income and incurred a net loss of $2,052 as compared to operating revenues of $344 and net loss of $11,396 for the same three months ended March 31, 2009.   The Company had no operating income and net loss of $15,782 for the nine months ended March 31, 2010, as compared to operating revenues of $699 and net loss of $18,868 for the nine months ended March 31, 2009.

Revenues

Revenues decreases $699 from $699 in the nine months ended March 31, 2009 to $0 in nine months ended March 31, 2010 as a result a decrease in orders due to lower marketing activity by us.

Liquidity and Capital Resources

As of March 31, 2010, the Company had a cash balance of $1,828. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  The Company raised $15,600 in a private placement held in May 2008 and on March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and is due on September 30, 2010. The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

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

E GLOBAL MARKETING, INC.

Dated: May 12, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: May 12, 2010	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director