Form 10-K
period 2010-06-30
E Global Marketing Inc
filed 2010-10-12
CIK 1398427

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 27, 2010:   20,694,000 shares of common stock.

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

In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com in preparation for the proposed transaction as outlined in the non-binding Letter of Intent (LOI) entered into by the Company with Murdoch Security Group dated November 18, 2009.  As of July 31, 2010, the LOI entered into between the Company and Murdoch Security Group expired, and all negotiations between both parties has ceased.  The Company may reactivate its online stores and continue conducting business in accordance with its original business plan for online marketing if it can obtain the necessary working capital.

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

For the year ended June 30, 2010, we had gross revenues of $0, gross profit of $0, administrative and other expenses of $19,239 and net loss of $22,102.  For the fiscal year ended June 30, 2009, we had gross revenues of $699, gross profit of $57, administrative and other expenses of $24,123 and net loss of $26,264.  If we continue to realize gross margins similar to our historical amounts, we will continue to have cash flow problems and will not be able to fund our operating expenses over the next twelve months. We anticipate that we will require a minimum of $50,000 to fund our activities for the next twelve months. We hope that we may be able to increase sales and thereby increase our cash position. However, there is no assurance that we will be successful in this regard or that the increase in sales will raise cash positions to sufficient levels. We may therefore require additional funding to sustain operations through the next twelve months. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

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

Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.001 per share, of which 20,694,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

14.           The common stock of the Company is trading on the Over-the-Counter Bulletin Board under the trading symbol EGLO.

 There can be no assurances as to whether:

•	any significant market for our shares will develop;

•	the prices at which our common stock will trade; or

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending June 30, 2010, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The common stock of the Company is traded on the OTC Bulletin Board.  The trading symbol for our company is EGLO.OB.

Holders

As of June 30, 2010 there were 20,694,000 shares of common stock issued and outstanding.

As of June 30, 2010 there were 35 holders of record of shares of our common stock.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

ITEM 6.                      SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Letter of Intent

On November 18, 2009, the Company entered into a non-binding Letter of Intent (LOI) with Murdoch Security Group, Stamford CT., for the proposed purpose of a merger transaction.  The execution of the LOI was contingent upon the acquisition of a certain “Mexican” company by Murdoch.  On July 31, 2010, the LOI expired as a result of non-performance on the part of Murdoch Security Group.  All negotiations have ceased regarding this transaction.

In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com in preparation for the proposed transaction as outlined in the non-binding Letter of Intent (LOI) entered into by the Company with Murdoch Security Group dated November 18, 2009.  The Company may choose to reactivate its online stores and continue conducting business in accordance with our original business plan for online marketing.  This decision will be based upon the ability of the Company to obtain additional working capital.

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

Results of Operations
For the year ended June 30, 2010, the Company had net sales of $0 and incurred a net loss of $22,102, as compared to net sales of $699 and net loss of $26,264 for the year ended June 30, 2009.

Revenues

Revenues decreased $699 from $699 for the year ended June 30, 2009 to $0 for the year ended June 30, 2010 as a result of the Company’s decision to suspend operations of its online retail stores.

Liquidity and Capital Resources

As of June 30, 2010, the Company had a cash balance of $720. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

None.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of E Global Marketing Inc.

I have audited the accompanying balance sheets of E Global Marketing Inc. (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E Global Marketing Inc. as of June 30, 2010 and 2009 and the results of its operations and cash flows for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

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

                                                                       /s/ Michael T. Studer CPA P.C.
                                                                           Michael T. Studer CPA P.C.
Freeport, New York
September 29, 2010

E Global Marketing Inc.
Balance Sheets

	June 30,	June 30,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$720	$1,246
Prepaid expenses	-	-

Total current assets	720	1,246

Other assets	-	-

Total assets	$720	$1,246

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$6,385	$2,421
Credit card liabilities	10,482	10,646
Due to related parties	29,510	12,984
Convertible promissory note	10,000	-

Total current liabilities	56,377	26,051

Convertible promissory note	-	10,000

Total liabilities	56,377	36,051

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding		-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,694,000 and 20,644,000 shares, respectively	20,694	20,644
Additional paid-in capital	16,656	15,456
Deficit	(93,007)	(70,905)

Total stockholders' equity (deficit)	(55,657)	(34,805)

Total liabilities and stockholders' equity (deficit)	$720	$1,246

See notes to financial statements

E Global Marketing Inc.
Statements of Operations

	Year Ended
	June 30,
	2010	2009

Operating revenues:
Net sales of tangible products	$-	$	699
Commissions income	-		-

Total operating revenues	-		699

Cost of operating revenues:
Cost of tangible products sold	-		642

Total cost of operating revenues	-		642

Gross profit (loss)	-		57

Selling, general and administrative expenses	19,239		24,123

Income (loss) from operations	(19,239)		(24,066)

Interest income	-		-
Other income	2,307		-
Interest expense	(5,170)		(2,198)

Income (loss) before income taxes	(22,102)		(26,264)

Income taxes (benefit)	-		-

Net income (loss)	$(22,102)	$	(26,264)

Net income (loss) per share -
basic and diluted	$(0.00)	$	(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,673,041		20,637,041

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows

	Year Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(22,102)	$(26,264)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based interest expense	1,250	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	3,964	1,621

Net cash provided by (used in)
operating activities	(16,888)	(24,643)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	(164)	4,366
Increase (decrease) in due to related parties	16,526	4,207
Proceeds from convertible promissory note	-	10,000
Proceeds from sales of common stock	-	500

Net cash provided by (used in)
financing activities	16,362	19,073

Increase (decrease) in cash and
cash equivalents	(526)	(5,570)

Cash and cash equivalents, beginning of period	1,246	6,816

Cash and cash equivalents, end of period	$720	$1,246

Supplemental disclosures of cash flow information:

Interest paid	$2,149	$1,340

Income taxes paid	$-	$-

See notes to financial statements.

E Global Marketing Inc.
Statements of Changes in Stockholders' Equity (Deficit)

					Total
	Common Stock,		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, June 30, 2008	20,624,000	$20,624	$14,976	$(44,641)	$(9,041)
Sale of shares in November 2008	20,000	20	480	-	500
Net income (loss)	-	-	-	(26,264)	(26,264)
Balances, June 30, 2009	20,644,000	20,644	15,456	(70,905)	$(34,805)
Issuance of shares in November 2009
charged to interest expense	50,000	50	1,200	-	1,250
Net income (loss)	-	-	-	(22,102)	(22,102)
Balance, June 30, 2010	20,694,000	$20,694	$16,656	$(93,007)	$(55,657)

See notes to financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

E Global Marketing Inc. (the “Company”) was incorporated in New York on September 7, 2006.  The Company marketed various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. In April and May 2010, in order to cut costs, the Company suspended its online retail store operations at these websites pending additional working capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2010, the Company had negative working capital of $55,657 and a stockholders’ deficiency of $55,657.  Further, from inception to June 30, 2010, the Company incurred losses of $93,007. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

 (c)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, credit card liabilities, due to related parties, and convertible promissory note.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

(d)  Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)  Revenue Recognition

Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectability is reasonable assured, and (4) delivery has occurred.  Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders.  Collectability criteria is satisfied through credit approvals.  Delivery criteria are satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale.  The Company has no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.  Substantially all sales are prepaid by the customers by credit card.

(f)  Advertising

 Advertising costs are expensed as incurred and amounted to $0 and $20 for the years ended June 30, 2010 and 2009, respectively.

(g)  Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Share-Based Payment”.

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

NOTE 3 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses.  The credit card liabilities bear interest at rates ranging up to 27% and are due in monthly installments of principal and interest.

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:
	June 30,	June 30,
	2010	2009
Due to chief executive officer, interest at 8.5%, due on demand
	$19,378	$10,422

Due to secretary, interest at 8.5%, due on demand
	10,132	2,562

Total	$29,510	$12,984

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On March 30, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note is non-interest bearing, is due on September 30, 2010, and is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

On November 30, 2009, the Company issued 50,000 shares of common stock to the lender and the $1,250 fair value of the shares was charged to interest expense.

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

On November 30, 2009, the Company issued 50,000 shares of common stock to the holder of a convertible promissory note (see Note 5).

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $72,777 net operating loss carryforwards as of June 30, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $72,777 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, and $20,852 in 2030.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company occupies office space in Brooklyn, New York provided by the Company’s chief executive officer at no cost to the Company.

Letter of Intent

On November 18, 2009, the Company and its two officers Patrick Giordano (“Giordano”) and William Hayde (“Hayde”) executed a letter of intent (the “LOI”) with Murdoch Security & Investigations, Inc. (“Murdoch”) confirming the general terms upon which an Exchange and/or Merger Agreement (the “Definitive Agreement”) was to be executed. Among other things, the LOI provided at closing for the surrender of a total of 18,000,000 shares of Company common stock by Giordano and Hayde for a total of $40,000 to be paid by Murdoch and for the issuance of approximately 27,300,000 newly issued restricted shares of Company common stock in exchange for all of the issued and outstanding common stock, options and warrants of Murdoch. At closing, the financial statements of the Company were to reflect no liabilities and no assets. The Definitive Agreement was subject to Murdoch completing the acquisition of a certain Mexican company, completion of “due diligence” investigations by the parties, and certain other terms and conditions. The LOI expired on July 31, 2010.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2010.

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

Name and Business Address	Age	Position

Patrick Giordano	52	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

William Hayde	48	Secretary and Director

Patrick Giordano has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company since its inception. From January 2009 to April 2010, Mr. Giordano was employed as an account manager with Petro Inc., a home heating oil distributor located in Maspeth, New York, where he is responsible for developing new accounts and maintaining the existing customer base. From January 2008 to December 2008, Mr. Giordano was employed with Boro Fuel Oil Inc., also a company which specializes in the sale of home heating fuel, where he was a sales representative, where he sold home heating oil to residential customers. From 2002 until 2007, Mr. Giordano was employed as a sales representative for CARECO Inc., also a company which sells home heating oil contracts to homeowners.

William Hayde has been the Secretary and a director of the Company since September 2007.  He has been a securities industry professional for over twenty years starting as a stockbroker, then managing and operating retail branch offices throughout the East Coast. Mr. Hayde was the Director of Corporate Finance for Brockington Securities located in Ronkonoma, NY, and has held this position for more than 10 years up until August 2010.  He was responsible for evaluating and making recommendations on proposed financing activities.  Mr. Hayde’s Finra licenses include a Series 6, 7, 24, 55 and 63. Prior to Brockington, he was employed with Aegis Capital Corp. and was responsible for compliance with all facets of the firm's underwriting and selling group participation. Mr. Hayde is a member of the Board of Directors of Biosecurity Technologies, a private company, and is also the company Co-Chairman. He was President and Founder of The Paris Group Ltd., a Venture Capital and Management Service business. Mr. Hayde is currently a Director and an Officer of Toscana Group, Inc. a private investor and consulting company.

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

Outstanding Equity Awards

Our sole executive officer and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year(1) (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Patrick Giordano(2)	2007	0	0	8,980	0	0	0		8,980
	2008	0	0	0	0	0	0
	2009	0	0	0	0	0	0
	2010	0	0	0	0	0	0
William Hayde(4)	2007	0	0	10,000	0	0	0		10,000
	2008	0	0	0	0	0	0
	2009	0	0	0	0	0	0		0	(6)
	2010	0	0	0	0	0	0

(1) Represents the period from September 7, 2006 (Inception) to June 30, 2010.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 30, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,694,000 shares of our common stock issued and outstanding as of June 30, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o E Global Marketing, Inc., c/o Mr. Patrick Giordano, 1730 62nd Street, Brooklyn, New York 11204, Brooklyn, NY 11230.  Our telephone number is (718) 755-0943.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Patrick Giordano	Common	10,000,000	48.3%

Mr. William Hayde	Common	10,000,000	48.3%

Directors and Officers as a Group (2 persons)	Common	20,000,000	96.6%

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

Since inception through June 30, 2010, the president of the Company has provided office space to the Company and other office administrative resources to the Company at no cost.

During the period from inception in September 2006 and through June 30, 2010, the officers of the Company have provided advances to the Company for use in its operations.  As of June 30, 2010, the amount owed to the officers of the Company is $29,510.

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

2010	$13,500	Michael T. Studer CPA P.C.
2009	$12,000	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Michael T. Studer CPA P.C.
2009	$0	Michael T. Studer CPA P.C.

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

Date: September 27, 2010

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick Giordano, President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer) of E Global Marketing, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Annual Report on 10KSB of the Company for the period ended June 30, 2010 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 27, 2010

/s/ Patrick Giordano
_______________________

Patrick Giordano
President, Chief Executive Officer, Chief
Financial Officer, Treasurer, and Director
(Principal Executive, Financial and Accounting
Officer)

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

E GLOBAL MARKETING, INC.

Dated: September 27, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer,
Treasurer, Chief Financial Officer and
Director (Principal Executive, Financial
and Accounting Officer)

Dated: September 27, 2010	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director