Form 10-Q
period 2010-09-30
E Global Marketing Inc
filed 2010-11-22
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The number of shares of the issuer’s common stock issued and outstanding as of November 17, 2010 was 20,694,000 shares.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

E Global Marketing Inc.
Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$200	$720
Prepaid expenses	-	-

Total current assets	200	720

Other assets	-	-

Total assets	$200	$720

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$13,990	$6,385
Credit card liabilities	10,980	10,482
Due to related parties	30,337	29,510
Convertible promissory note	10,000	10,000

Total current liabilities	65,307	56,377

Convertible promissory note	-	-

Total liabilities	65,307	56,377

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding	-
Common stock, $.001 par value; authorized
50,000,000 shares, issued and outstanding
20,694,000 and 20,694,000 shares, respectively	20,694	20,694
Additional paid-in capital	16,656	16,656
Deficit	(102,457)	(93,007)

Total stockholders' equity (deficit)	(65,107)	(55,657)

Total liabilities and stockholders' equity (deficit)	$200	$720

See notes to financial statements.

E Global Marketing Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Operating revenues:
Net sales of tangible products	$-	$-
Commissions income	-	-

Total operating revenues	-	-

Cost of operating revenues:
Cost of tangible products sold	-	-

Total cost of operating revenues	-	-

Gross profit (loss)	-	-

Selling, general and administrative expenses	8,291	832

Income (loss) from operations	(8,291)	(832)

Interest income	-	-
Other income	-	-
Interest expense	(1,159)	(768)

Income (loss) before income taxes	(9,450)	(1,600)

Income taxes (benefit)	-	-

Net income (loss)	$(9,450)	$(1,600)

Net income (loss) per share -
basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,694,000	20,644,000

See notes to financial statements.

E Global Marketing Inc.
Statements of Changes in Stockholders' Equity (Deficit)

					Total
	Common Stock,		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, June 30, 2008	20,624,000	$20,624	$14,976	$(44,641)	$(9,041)
Sale of shares in November 2008	20,000	20	480	-	500
Net income (loss)	-	-	-	(26,264)	(26,264)
Balances, June 30, 2009	20,644,000	20,644	15,456	(70,905)	$(34,805)
Issuance of shares in November 2009
charged to interest expense	50,000	50	1,200	-	1,250
Net income (loss)	-	-	-	(22,102)	(22,102)
Balance, June 30, 2010	20,694,000	20,694	16,656	(93,007)	(55,657)
Unaudited:
Net income (loss)	-	-	-	(9,450)	(9,450)
Balance, September 30, 2010	20,694,000	$20,694	$16,656	$(102,457)	$(65,107)

See notes to financial statements.

E Global Marketing Inc.
Statements of Cash Flows
(Unaudited)

	Three Months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(9,450)	$(1,600)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based interest expense	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	7,605	104

Net cash provided by (used in)
operating activities	(1,845)	(1,496)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	498	(104)
Increase (decrease) in due to related parties	827	2,776
Proceeds from convertible promissory note	-	-
Proceeds from sales of common stock	-	-

Net cash provided by (used in)
financing activities	1,325	2,672

Increase (decrease) in cash and
cash equivalents	(520)	1,176

Cash and cash equivalents, beginning of period	720	1,246

Cash and cash equivalents, end of period	$200	$2,422

Supplemental disclosures of cash flow information:

Interest paid	$532	$492

Income taxes paid	$-	$-

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2011.  The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2010 as included in our report on Form 10-K.

NOTE 3 – GOING CONCERN UNCERTAINTY
The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of September 30, 2010, the Company had negative working capital of $65,107 and a stockholders’ deficiency of $65,107.  Further, from inception to September 30, 2010, the Company incurred losses of $102,457. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to offer new products and pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CREDIT CARD LIABILITIES

The Company uses credit cards to pay for various Company expenses.  The credit card liabilities bear interest at rates ranging up to 27% and are due in monthly installments of principal and interest.

NOTE 5 –DUE TO RELATED PARTIES

Due to related parties consist of:
	September 30,	June 30,
	2010	2010
Due to chief executive officer, interest at 8.5%, due on demand
	$19,990	$19,378
Due to secretary, interest at 8.5%, due on demand
	10,347	10,132
Total	$30,337	$29,510

NOTE 6- CONVERTIBLE PROMISSORY NOTE

On March 30, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note is non-interest bearing, was due on September 30, 2010, and is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share. The due date of the note was extended to December 31, 2010 under a verbal agreement with note holder.

On November 30, 2009, the Company issued 50,000 shares of common stock to the lender and the $1,250 fair value of the shares was charged to interest expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On November 30, 2009, the Company issued 50,000 shares of common stock to the holder of a convertible promissory note (see Note 6).

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $82,227 net operating loss carryforwards as of September 30, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $82,227 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, $20,852 in 2030, and $9,450 in 2031.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com in preparation for the proposed transaction as outlined in the non-binding Letter of Intent (LOI) entered into by the Company with Murdoch Security Group dated November 18, 2009.  As of July 31, 2010, the LOI entered into between the Company and Murdoch Security Group expired, and all negotiations between both parties has ceased.  The Company may reactivate its online stores and continue conducting business in accordance with its original business plan if it can obtain the necessary working capital to do so.

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

Online Stores Previously Operated

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

Results of Operations

During the three months ended September 30, 2010, the Company had no operating income and incurred a net loss of $9,450, as compared to no operating income and net loss of $1,600 for the same three months ended September 30, 2009.

Revenues

There were no operating revenues in the three months ended September 30, 2010 which is the same as no operating revenues in three months ended September 30, 2009 as a result a decrease in orders due to lower marketing activity by us and a suspension of online retail stores pending additional working capital.

Liquidity and Capital Resources

As of September 30, 2010, the Company had a cash balance of $200. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  The Company raised $15,600 in a private placement held in May 2008 and on March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and was due on September 30, 2010 and has been extended to December 31, 3010.  The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

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

On March 24, 2009, the Company executed and delivered a promissory note in the principal amount of $10,000 to Mr. David Long in exchange for $10,000 cash. The note is non-interest bearing and was due on September 30, 2010 and has been extended until December 31,2010.  The promissory note is convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2010.

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

E GLOBAL MARKETING, INC.

Dated: November 17, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 17, 2010	By:	/s/Patrick Giordano
	Name:	Patrick Giordano
	Title:	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: November 17, 2010	By:	/s/ William Hayde
	Name:	William Hayde
	Title:	Secretary and Director