Form 10-Q
period 2010-12-31
Alpha Lujo, Inc.
filed 2011-02-14
CIK 1398427

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission file number: 333-156531

Alpha Lujo, Inc.

(Name of Small Business Issuer in its charter)

New York                                         20-5518632

(State of                                      (I.R.S. Employer

Incorporation)                                 I.D. Number)

346 Kings Way, South Melbourne

Victoria 3205, Australia
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number: +613 9690 1077

Securities registered under Section 12 (b) of the Act:

Title of each class         Name of exchange on which

to be registered            each class is to be registered

None                              None

Securities registered under Section 12(g) of the Act:

None

Check whether issuer (1) filed all reports to be filed by Section 13 or  15(d) of the Exchange Act during the past 12 months (or such shorter  period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.

(1). [X] Yes  [  ] No (2). [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of February 14, 2011 was 20,694,000.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

  Page No.

       -Balance Sheets as of December 31, 2010

        (unaudited) and June 30, 2010.

  3

       -Statements of Operations  for the

        Three Months  and Six Months

        Ended December 31, 2010 and December 31, 2009 (unaudited).

  4

       -Statements of Cash Flows for the Six Months Ended

        December 31, 2010 and December 31, 2009  (unaudited).

  6

       -Notes to the Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis.

11

Item 4. Controls and Procedures

15

Item 4(A)T Controls and Procedures.

15

PART II - OTHER INFORMATION

Item 6. Exhibits.

15

Signatures

16

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Balance Sheets
	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$720
Prepaid expenses	-	-

Total current assets	-	720

Other assets	-	-

Total assets	$-	$720

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$-	$6,385
Credit card liabilities	-	10,482
Due to related parties	-	29,510
Convertible promissory note	-	10,000
	-
Total current liabilities	-	56,377

Convertible promissory note	-	-

Total liabilities	-	56,377

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
20,694,000 and 20,694,000 shares, respectively	20,694	20,694
Additional paid-in capital	85,730	16,656
Deficit	(106,424)	(93,007)

Total stockholders' equity (deficit)	-	(55,657)

Total liabilities and stockholders' equity (deficit)	$-	$720
See notes to financial statements

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Continuing operations:
Revenues	$-	$-	$-	$-
Expenses	-	-	-	-
Income (loss) from continuing operations	-	-	-	-

Loss from discontinued operations (note 8)	(3,967)	(12,130)	(13,417)	(13,730)

Net loss	$(3,967)	$(12,130)	$(13,417)	$(13,730)

Net loss per share - basic and diluted
Income (loss) from continuing operations	-	-	-	-
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	20,694,000	20,644,000	20,694,000	20,644,000

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(13,417)	$(13,730)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based interest expense	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	9,734	2,209

Net cash provided by (used in)
operating activities	(3,683)	(11,521)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	843	23
Increase (decrease) in due to related parties	4,620	15,311
Partial repayment of convertible promissory note	(2,500)	-

Net cash provided by (used in)
financing activities	2,963	15,334

Increase (decrease) in cash and
cash equivalents	(720)	3,813

Cash and cash equivalents, beginning of period	720	1,246

Cash and cash equivalents, end of period	$-	$5,059

Supplemental disclosures of cash flow information:

Interest paid	$942	$999

Income taxes paid	$-	$-

Non-cash financing activity:
Assumption of liabilities by former officers and controlling stockholders in connection with the change in control transaction on December 8, 2010 (see Note 7)	$69,074	$-

See notes to financial statements.

Alpha Lujo, Inc.

(Formerly E Global Marketing Inc.)

Notes to Financial Statements

December 31, 2010

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Alpha Lujo, Inc., formerly E Global Marketing Inc. (the “Company”), was incorporated in New York on September 7, 2006.  The Company marketed various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. In April and May 2010, in order to cut costs, the Company suspended its online retail store operations at these websites pending additional working capital. On December 8, 2010, the Company ceased its online retail store operations coincident to a change in control transaction (see Note 7). As a result, the online retail store operations have been accounted for as discontinued operations in the financial statements.

On January 31, 2011, the Company changed its name to Alpha Lujo, Inc.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the periods ended December 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2011.  The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2010, the Company had no assets or operations. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – CREDIT CARD LIABILITIES

The Company used credit cards to pay for various Company expenses.  The credit card liabilities bore interest at rates ranging up to 27% and were due in monthly installments of principal and interest. On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including $11,325 of credit card liabilities, in connection with the change in control transaction (see Note 7).

NOTE 5 –DUE TO RELATED PARTIES

Due to related parties consist of:
	December 31,	June 30,
	2010	2010
Due to former chief executive officer, interest at 8.5%, due on demand
	$-	$19,378

Due to former secretary, interest at 8.5%, due on demand
	-	10,132
Total	$-	$29,510

On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including $34,130 due to them, in connection with the change in control transaction (see Note 7).

NOTE 6- CONVERTIBLE PROMISSORY NOTE

On March 30, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note was non-interest bearing, was due on September 30, 2010, and was convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share. On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including the remaining $7,500 balance on the promissory note (which was subsequently satisfied), in connection with the change in control transaction (see Note 7).

On November 30, 2009, the Company issued 50,000 shares of common stock to the lender and the $1,250 fair value of the shares was charged to interest expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

In September 2006, the Company issued 10,000,000 shares of its common stock to its former chief executive officer Patrick Giordano for $1,020 cash and services valued at $8,980 and 10,000,000 shares of its common stock to William Hayde for services valued at $10,000.

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

On December 8, 2010, pursuant to a Stock Purchase Agreement dated November 23, 2010, the Company’s former officers and controlling stockholders sold a total of 20,000,000 shares of common stock, or approximately 96.6% of the 20,694,000 shares outstanding, to six unaffiliated parties in a change in control transaction. In connection therewith, the Company’s former officers and controlling stockholders agreed to assume all the Company’s then liabilities (a total of $69,074), which were subsequently satisfied.

NOTE 8 - DISCONTINUED OPERATION

As discussed in Note 1, the Company ceased its online retail store operations on December 8, 2010. Accordingly, these operations have been presented as discontinued operations in the accompanying financial statements.

Loss from discontinued operations consisted of:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Operating revenues:
Net sales of tangible products	$-	$-	$-	$-
Commissions income	-	-	-	-
Total operating revenues	-	-	-	-

Cost of operating revenues:
Cost of tangible operating products sold	-	-	-	-
Total cost of operating revenues	-	-	-	-

Gross profit (loss)	-	-	-	-

Selling, general and administrative expenses	2,848	11,343	11,139	12,175

Operating income (loss)	(2,848)	(11,343)	(11,139)	(12,175)

Interest expense	(1,119)	(787)	(2,278)	(1,555)

Loss from discontinued operations	$(3,967)	$(12,130)	$(13,417)	$(13,730)

NOTE 9 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $86,194 net operating loss carryforwards as of December 31, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $86,194 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, $20,852 in 2030, and $13,417 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income will be limited.

NOTE 10 – SUBSEQUENT EVENTS

On January 31, 2011, the Company changed its name and changed its authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

Item 2. Management's Discussion and Analysis and Plan of Operations.

As used in this Form 10-Q, references to the “Company,” “we,” “our” or “us” refer to Alpha Lujo, Inc. unless the context otherwise indicates.

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

For a description of such risks and uncertainties refer to our Form 10-K filed with the Securities and Exchange Commission on October 12, 2010. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

General.

Business Overview

We were incorporated under the laws of the State of New York on September 7, 2006.  We were engaged in the marketing and selling of diversified consumer products and services. E Global Marketing intends to build a “family” of online retail stores utilizing fulfillment companies and drop shipping manufacturers.  In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. On December 8, 2010, in connection with a change of control of the Company, it ceased its prior operations (See Notes 1 and 7 to the unaudited financial statement included herein).

Results of Operations December 31, 2010 compared with December 31, 2009.

Three and Six Month Periods Ended December 31, 2010 compared with Three and Six Month Periods ended December 31, 2009.

During the three and six month periods ended December 31, 2010 and December 31, 2009, respectively, the Company had no revenues due to its lack of operations.

As of December 8, 2010, the Company had terminated its prior operations. As a result, the prior operations have been accounted for as discontinued operations. Net loss from discontinued operations for the three month periods ended December 31, 2010 and 2009, respectively were $3,967 and $12,130. Net loss from discontinued operations for the six month periods ended December 31, 2010 and 2009, respectively were $13,417 and $13,730.

Liquidity and Capital Resources.

As of December 31, 2010, the Company had a working capital deficit of $-0- compared to a working capital deficit of $55,657 as of June 30, 2010. The increase in working capital is principally due to assumption of liabilities by the former officers and directors of the Company in connection with the change of control transaction which occurred on December 8, 2010.

The Company is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  As of the date of this filing, the Company has no formal plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company. The Company’s projected capital expenditures for the next 12 months, absent a merger type transaction, is estimated to be $75,000 which are projected to be general and administrative expenses.  If the Company does enter into a merger type transaction, the projected capital expenditures will likely increase, however, the exact amount can not be predicted at this time.

The Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company can not predict whether it will be successful in raising additional capital, or whether it will be successful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transaction, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its ability to re-commence operations and its future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In its report on the consolidated financial statements for the year ended June 30, 2010, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as going concern.

Critical Accounting Policies

Use of Estimates. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

New Accounting Pronouncements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Item 4. Controls and Procedures.

(Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA LUJO, INC.

Date: February 14, 2011

/s/William Tien

William Tien

President and Principal

Financial Officer