Form 10-Q
period 2011-03-31
Alpha Lujo, Inc.
filed 2011-05-20
CIK 1398427

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended March 31, 2011

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

[X] Yes [  ] No

The number of shares issued and outstanding of issuer's common stock, $0.001 par value, as of May 16, 2011 was 22,494,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.                                                                                    Page No.

       -Balance Sheets as of March 31, 2011

        (unaudited) and June 30, 2010 (audited).                                                            3

       -Statements of Operations for the

        Three Months and Nine Months

        Ended March 31, 2011 and March 31, 2010 (unaudited).                                   4

       -Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended

        March 31, 2011 (unaudited).                                                                               5

       -Statements of Cash Flows for the Nine Months Ended

        March 31, 2011 and March 31, 2010 (unaudited).                                              6

       -Notes to Consolidated Financial Statements.                                                      8

Item 2. Management's Discussion and Analysis.                                                       14

Item 4. Controls and Procedures                                                                                16

Item 4(A)T Controls and Procedures.                                                                        16

PART II - OTHER INFORMATION

Item 6. Exhibits.                                                                                                         17

Signatures                                                                                                                   17

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Balance Sheets
	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$51,613	$720
Prepaid expenses	-	-

Total current assets	51,613	720

Other assets	-	-

Total assets	$51,613	$720

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,012	$6,385
Credit card liabilities	-	10,482
Due to related parties	64,145	29,510
Convertible promissory note	-	10,000
	-
Total current liabilities	83,157	56,377

Convertible promissory note	-	-

Total liabilities	83,157	56,377

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
200,000,000 shares, issued and issuable and outstanding 23,244,000
and 20,694,000 shares, respectively	23,244	20,694
Additional paid-in capital	1,079,680	16,656
Deficit	(1,134,468)	(93,007)

Total stockholders' equity (deficit)	(31,544)	(55,657)

Total liabilities and stockholders' equity (deficit)	$51,613	$720
See notes to financial statements

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Continuing operations:
Revenues	$-	$-	$-	$-
Expenses:
Consulting fees (stock- based)	996,500	-	996,500
Other professional and consulting fees	28,912	-	28,912	-
Other administrative expenses	2,632	-	2,632	-
Total expenses	1,028,044	-	1,028,044	-

Loss from continuing operations	(1,028,044)	-	(1,028,044)	-

Loss from discontinued operations (note 8 )	-	(2,052)	(13,417)	(15,782)

Net loss	$(1,028,044)	$(2,052)	$(1,041,461)	$(15,782)

Net loss per share - basic and diluted
Income (loss) from continuing operations	(0.05)	-	(0.05)	-
Loss from discontinued operations	-	(0.00)	(0.00)	(0.00)
Net loss	$(0.05)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	22,302,889	20,644,000	21,222,467	20,644,000

See notes to financial statements.

Alpha Lujo, Inc. (formerly E Global Marketing Inc.)
Statements of Changes in Stockholders' Equity (Deficit)
Nine Months Ended March 31, 2011 (Unaudited)
					Total
	Common Stock,		Additional		Stockholders'
	$.001 par value		Paid-In		Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, June 30, 2010	20,694,000	$20,694	$16,656	$(93,007)	$(55,657)
Assumption of company liabilities by former officers and controlling stockholders pursuant to December 8, 2010 change in control transaction	-	-	69,074	-	69,074
Shares committed to be issued pursuant to:
January 5, 2011 Financial Advisor Agreement	300,000	300	83,700	-	84,000
January 15, 2011 Consulting Agreement	1,250,000	1,250	561,250	-	562,500
March 8, 2011 Consulting Agreement	1,000,000	1,000	349,000	-	350,000
Net loss	-	-	-	(1,041,461)	(1,041,461)
Balances, March 31, 2011	23,244,000	$23,244	$1,079,680	$(1,134,468)	$(31,544)

See notes to financial statements.

Alpha Lujo, Inc.
(formerly E Global Marketing Inc.)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,022,449)	$(15,782)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Stock-based compensation	996,500	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	9,734	391
Net cash provided by (used in)
operating activities	(16,215)	(15,391)
Cash flows from investing activities	-	-
Cash flows from financing activities:
Increase (decrease) in credit card liabilities	843	60
Increase (decrease) in due to related parties	68,765	15,913
Partial repayment of convertible promissory note	(2,500)	-
Net cash provided by (used in)
financing activities	67,108	15,973
Increase (decrease) in cash and
cash equivalents	50,893	582

Cash and cash equivalents, beginning of period	720	1,246

Cash and cash equivalents, end of period	$51,613	$1,828

Supplemental disclosures of cash flow information:

Interest paid	$942	$1,608

Income taxes paid	$-	$-

Non-cash financing activity:
Assumption of liabilities by former officers and controlling stockholders in connection with the change in control transaction on December 8, 2010 (see Note 7)	$69,074	$-

See notes to financial statements.

Alpha Lujo, Inc.

(formerly E Global Marketing Inc.)

Notes to Financial Statements

March 31, 2011

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

On January 31, 2011, the Company changed its name to Alpha Lujo, Inc.

On March 30, 2011, the Company entered into a Stock Exchange Agreement with Alpha Lujo Electric Vehicle Pty Ltd (a State of Victoria Australia corporation operating as a development stage electric vehicle company) (“ALEVP”) and the shareholders of ALEVP whereby ALEVP shareholders have agreed to exchange their ALEVP shares for a total of 50,000,000 shares of our common stock, thereby making ALEVP a wholly owned subsidiary of the Company. The parties have agreed that the closing of the transaction will occur on or before May 31, 2011. The closing is subject to satisfaction of certain conditions by the parties (See Note 10).

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010  have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2011.  The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date.

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

NOTE 3 – GOING CONCERN UNCERTAINTY

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2011, the Company had negative working capital of $31,544. For the three months ended March 31, 2011, the Company had no revenues and a net loss of $1,028,044.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4-CREDIT CARD LIABILITIES

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

NOTE 5 –DUE TO RELATED PARTIES

Due to related parties consist of:
	March 31,	June 30,
	2011	2010
Due to Alpha Wealth Financial Services Pty
Ltd (entity controlled by the Company’s chief executive officer), interest at 0%, due on demand	$64,145	$-

Due to former chief executive officer, interest at 8.5%, due on demand
	-	19,378

Due to former secretary, interest at 8.5%, due on demand
	-	10,132
Total	$64,145	$29,510

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

In May 2008, the Company sold a total of 624,000 shares of its common stock to 34 investors at a price of $0.025 per share or $15,600 total.  On March 19, 2009, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1 to register for resale the 624,000 shares at the price of $0.05 per share until the shares were quoted on the OTC Bulletin Board and thereafter at prevailing market prices; the Company did not receive any proceeds from any sales of such shares by the selling stockholders.

In November 2008, the Company sold a total of 20,000 shares of its common stock to an investor at a price of $0.025 per share or $500 total.

On November 30, 2009, the Company issued 50,000 shares of common stock to the holder of a convertible promissory note (see Note 6).

On December 8, 2010, pursuant to a Stock Purchase Agreement dated November 23, 2010, the Company’s former officers and controlling stockholders sold a total of 20,000,000 shares of common stock, or approximately 96.6% of the 20,694,000 shares then outstanding, to six unaffiliated parties in a change in control transaction. In connection therewith the Company’s former officers and controlling stockholders agreed to assume all the Company’s then liabilities (a total of $69,074), which were subsequently satisfied.

On January 5, 2011, the Company committed to issue 300,000 shares of Company common stock to Network 1 Financial Securities, Inc. for services to be rendered in the three months ended March 31, 2011 pursuant to the consulting agreement discussed in Note 10. The Company recognized the $84,000 fair value of the 300,000 shares (using the $0.28 per share closing trading price of our common stock on January 5, 2011) as consulting fees expense in the three months ended March 31, 2011. The 300,000 shares were issued on April 5, 2011.

On January 15, 2011, the Company committed to issue a total of 1,250,000 shares of Company common stock to Rock Sand Management Limited for services to be rendered in the three months ended March 31, 2011 pursuant to the consulting agreement discussed in Note 10. The Company recognized the $562,500 fair value of the 1,250,000 shares (using the $0.45 per share closing trading price of our common stock on January 15, 2011) as consulting fees expense in the three months ended March 31, 2011. Of the 1,250,000 shares to be issued, 500,000 shares were issued on April 5, 2011.

On March 8, 2011, the Company committed to issue 1,000,000 shares of Company common stock to EastBridge Investment Group Corp. for services to be rendered pursuant to the consulting agreement discussed in Note 10. The Company recognized the $350,000 fair value of the 1,000,000 shares (using the $0.35 per share closing trading price of our common stock on March 8, 2011) as consulting fees expense in the three months ended March 31, 2011. The 1,000,000 shares were issued on April 5, 2011.

NOTE 8 - DISCONTINUED OPERATIONS

As discussed in Note 1, the Company ceased its online retail store operations on December 8, 2010. Accordingly, these operations have been presented as discontinued operations in the accompanying financial statements.

Loss from discontinued operations consisted of:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating revenues:
Net sales of tangible products	$-	$-	$-	$-
Commissions income	-	-	-	-
Total operating revenues	-	-	-	-

Cost of operating revenues:
Cost of tangible operating products sold	-	-	-	-
Total cost of operating revenues	-	-	-	-

Gross profit (loss)	-	-	-	-

Selling, general and administrative expenses	-	3,149	11,139	15,324

Operating income (loss)	-	(3,149)	(11,139)	(15,324)

Other Income	-	2,307	-	2,307

Interest expense	-	(1,210)	(2,278)	(2,765)

Loss from discontinued operations	$-	$(2,052)	$(13,417)	$(15,782)

NOTE 9 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $117,738 net operating loss carryforwards as of March 31, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $117,738 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, $20,852 in 2030, and $44,961 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income will be limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On January 5, 2011, we executed an agreement with Network 1 Financial Securities, Inc. (“Network 1”) to act as our financial advisor for a term of one year. The agreement provides for compensation to Network 1 in the form of a total of 1,200,000 shares of Company common stock, of which 300,000 shares were payable upon signing of the agreement, and 300,000 shares payable on each of April 1, 2011, July 1, 2011, and October 1, 2011. The agreement may be terminated after 3 months by either party with 15 days prior written notice.

On January 15, 2011, we entered into a Consulting Agreement with Rock Sand Management Limited (“Rock Sand”), (a  British Virgin Islands company beneficially owned by Ms. Serena Kao, a director of the company appointed February 23, 2011)  to perform specified consulting services for the Company for a term of 24 months. The agreement provides for compensation to Rock Sand in the form of up to a total of 12,000,000 shares of Company common stock, 500,000 shares payable every month commencing on the date of the agreement. The agreement may be terminated by the Company with prior written notice to Rock Sand, in which case Rock Sand will not be entitled to receive any additional shares other those issuable in respect of services provided up to the date of termination.

On March 8, 2011, we executed a Consulting Agreement with EastBridge Investment Group Corp.

(“EastBridge”) to perform specified consulting services to the Company for a term of 3 months commencing February 21, 2011. The agreement provides for compensation to EastBridge in the form of a total of 1,000,000 shares of Company common stock. The agreement may be terminated by the Company with prior written notice to EastBridge. The chief financial officer of the Company is also the chief financial officer of EastBridge.

Stock Exchange Agreement with Alpha Lujo Electric Vehicle Pty Ltd

On March 30, 2011, the Company entered into a Stock Exchange Agreement with Alpha Lujo Electric Vehicle Pty Ltd (a State of Victoria Australia corporation operating as a development stage electric vehicle company) (“ALEVP”) and the shareholders of ALEVP whereby ALEVP shareholders have agreed to exchange their ALEVP shares for a total of 50,000,000 shares of our common stock, thereby making ALEVP a wholly owned subsidiary of the Company. The parties have agreed that the closing of the transaction will occur on or before May 31, 2011. The closing of the transaction is subject to satisfaction of certain conditions by the parties.

Pursuant to the Stock Exchange Agreement, the Board of Directors of the Company have approved a resolution authorizing the creation and issuance of 5,000,000 shares of Company preferred stock with voting rights of 50 votes (total of 250,000,000 voting rights) for each share issued to Ontex Holdings Limited in exchange for $50,000 cash, a transaction which has not yet occurred.

Alpha Wealth Financial Services Pty Ltd (“AWFSP”), which owned approximately 7.5% of our outstanding common stock at March 30, 2011, also owned approximately 40% of the common stock of ALEVP at March 30, 2011. Our chief executive officer William Tien is the managing member of AWFSP.

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

General.

Business Overview

We were incorporated under the laws of the State of New York on September 7, 2006.  We were engaged in the marketing and selling of diversified consumer products and services. E Global Marketing intended to build a “family” of online retail stores utilizing fulfillment companies and drop shipping manufacturers.  In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. On December 8, 2010, in connection with a change of control of the Company, it ceased its prior operations (See Notes 1 and 8 to the unaudited financial statements included herein).

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months ended March 31, 2010.

The Company had no revenues in 2011 and 2010.

Expenses (relating to continuing operations) increased $1,028,044 from $0 for the three month period in 2010 to $1,028,044 for the comparable period in 2011. The increase was due primarily to the $996,500 stock based consulting fees incurred in 2011 resulting from committed issuances of our common stock pursuant to consulting agreements executed with 3 service providers.

Net loss increased $1,025,992 from $2,052, or $(0.00) per share, for the three month period in 2010 to $1,028,044, or $(0.05) per share, for the comparable period in 2011.

Nine Months Ended March 31, 2011 compared to Nine Months ended March 31, 2010.

The Company had no revenues in 2011 and 2010.

Expenses (relating to continuing operations) increased $1,028,044 from $0 for the nine month period in 2010 to $1,028,044 for the comparable period in 2011. The increase was due primarily to the $996,500 stock based consulting fees incurred in 2011 resulting from committed issuances of our common stock pursuant to consulting agreements executed with 3 service providers.

Net loss increased $1,025,679, from $15,782 or $(0.00) per share, for the nine month period in 2010 to $1,041,461, or $(0.05) per share, for the comparable period in 2011.

On December 8, 2010, the Company ceased its prior operations. As a result, the prior operations have been accounted for as discontinued operations. Loss from discontinued operations for the nine month periods ended March 31, 2011 and 2010 were $13,417 and $15,782, respectively.

Liquidity and Capital Resources.

As of March 31, 2011, the Company had a working capital deficit of $31,544, compared to a working capital deficit of $55,657 as of June 30, 2010. The increase in working capital is principally due to assumption of liabilities by the former officers and directors of the Company in connection with the change of control transaction which occurred on December 8, 2010.

The Company is aggressively exploring other business opportunities for purposes of effecting a business acquisition or combination.  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity.  The Company’s projected cash expenditures for the next 12 months, absent a merger type transaction, is estimated to be $75,000, which are projected to be general and administrative expenses.  If the Company does enter into a merger type transaction, the projected cash expenditures will likely increase; however, the exact amount can not be predicted at this time.

The Company likely will need to raise additional capital pursuant to the private placement of its debt or equity. The Company can not predict whether it will be successful in raising additional capital, or whether it will be successful in effecting any form of business acquisition or combination. The private placement of its capital stock in capital raising transactions, or the issuance of capital stock in effecting any form of business acquisition or combination may result in significant dilution to existing shareholders. If the Company is unsuccessful in raising required funds, it will have a material adverse impact on the Company and its future business in general. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In its report on the consolidated financial statements for the year ended June 30, 2010, the Company’s independent registered accountants included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Stock-based Compensation. The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” using the fair value method. All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued.

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

Date: May 20, 2011

/s/William Tien

William Tien

President and Principal

Financial Officer