Form 10-K
period 2011-06-30
Alpha Lujo, Inc.
filed 2011-11-21
CIK 1398427

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-156531

Alpha Lujo, Inc.
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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2011: 26,120,667 shares of common stock.

FORM 10-K

ANNUAL REPORT

For the Fiscal Year Ended June 30, 2011

ITEM 1.    Description of Business.

General

As used in this Form 10-K, references to the "Company," "we," “our” or "us" refer to Alpha Lujo, Inc., unless the context otherwise indicates.

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

Alpha Lujo, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

Historical

We were incorporated under the laws of the State of New York on September 7, 2006 under the name of e Global Marketing, Inc.  Our business plan initially focused on marketing and selling of diversified consumer products and services by building a “family” of online retail stores utilizing fulfillment companies and drop shipping manufacturers.  The Company believed this business model allows it to be more flexible in the competitive online marketplace.  In May of 2010, the Company suspended operations of its online retail stores located at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com in preparation for the proposed transaction as outlined in the non-binding Letter of Intent (LOI) entered into by the Company with Murdoch Security Group dated November 18, 2009.  As of July 31, 2010, the LOI entered into between the Company and Murdoch Security Group expired, and all negotiations between both parties ceased at that time.

On December 8, 2010, we effected a change of control of our Company. Please refer to our Form 8-K filed with the Securities and Exchange Commission on December 14, 2011. In connection with the change of control, Mr. William Tien was appointed as President, Chief Financial Officer, and director of the Company.

On February 3, 2011, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of New York which gave effect to the following (“Charter Amendments”).

1. The change of the Company’s name to Alpha Lujo, Inc.
2. The increase of the Company’s authorized shares of common stock to 200,000,000 shares from 50,000,000 shares, each with a par value of $0.001.

On January 20, 2011, shareholders holding approximately 96.6% of the total issued and outstanding shares of common stock approved the Charter Amendments pursuant to written consents in lieu of a formal meeting.

On March 30, 2011, we entered into a Stock Exchange Agreement (“Stock Exchange Agreement”) with Alpha Lujo Electric Vehicle Pty. Ltd., a State of Victoria (Australian) corporation (“Alpha Lujo-Australia”) and its shareholders.  The Company has not concluded the transaction with Alpha Lujo-Australia, however, both parties are continuing to negotiate a proposed transaction. No assurances can be provided that a transaction between the parties will be concluded between the parties.

Alpha Lujo-Australia is a development-stage electric vehicle company, and has developed innovative electric vehicle technology that utilizes existing car bodies from Chinese petrol-engine cars. Currently, this company is working towards meeting important safety standards in a number of countries.

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

Our business is subject to numerous risk factors, including the following:

Risk Factors Relating to Our Company

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of June 30, 2011, the Company‘s audited financial statements reflect total assets of $15,865, total current liabilities of $46,966, working capital deficit of $31,101, and a net loss for the 12 month period then ended of $1,404,018.  In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

SHELL COMPANY STATUS; POTENTIAL CHANGE OF CONTROL AND SIGNIFICANT DILUTION.  The Company is a shell company as defined under federal securities laws. At this time,  the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed 90% of the Company’s total issued and outstanding capital stock. This event will result in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company likely will replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

RECENT INCREASE IN IT’S AUTHORIZED CAPITAL STOCK. Recently, the Company increased its authorized shares of common stock from 50,000,000 shares to 200,000,000 shares. As a result, the Company will be able to issue shares of its common stock in the future, including for any share exchange transaction, up to the authorized amount (100,000,000) with the approval of the Board of Directors and without the approval of its shareholders. The issuance of such shares will cause significant dilution to its existing shareholders.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of additional shares of Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants, officers and employees in stock, warrants or options to purchase shares of our common stock rather than cash.  The issuance of common stock in exchange for services may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

SEEKING OTHER BUSINESS OPPORTUNITIES. The Company is seeking to acquire other business opportunities by merger, share exchange or other combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than fifty percent of the Company’s total issued and outstanding capital stock. Generally, the amount of stock issued in such a transaction results in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company may replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

MANAGEMENT AND DEPENDENCE ON MANAGEMENT. The ability of the Company to conduct its business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase the Company’s common stock unless such person is willing to entrust all aspects of the business affairs of the Company to its current management.

WE ARE DEPENDENT ON MANAGEMENT WHO ARE ALSO INVOLVED IN OTHER BUSINESSES. Our ability conduct our business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase our common stock unless such person is willing to entrust all aspects of the business affairs of our to its current management. Investors should also consider that many members of management are involved in other businesses that will conflict with their efforts on our behalf, including time availability. While members of our management team intend to devote as much time to the success of our business as they each deem necessary, the failure to do so, may have an adverse effect on our success.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.   The trading price of our shares, if one develops in the future, may be subject to wide fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this prospectus as well as our operating results, financial condition, announcements regarding possible mining of gold ore by us or our competitors, general conditions in the market place, the world wide price of gold and other events or factors. In recent years, broad stock market indices, in general, and the securities of mining companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

PENNY STOCK REGULATION. The Company's common stock may be deemed a  "penny stock" under federal securities laws.  The Securities and Exchange Commission has adopted regulations that define a  "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors.   For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase.  Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities.   Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

ONTEX HOLDINGS LIMITED HAS VOTING CONTROL OF THE COMPANY, WHICH COULD RESULT IN DECISIONS ADVERSE TO OTHER SHAREHOLDERS.

Ontex Holdings Limited has the right to vote 93% of our outstanding capital stock. As a result, this stockholders, will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of its ownership of 5,000,000 shares of the Company’s Class A Super Voting Preferred Stock (total of 250,000,000 voting rights), Ontex Holdings Limited is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  Ontex's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISK FACTORS RELATING TO OUR COMMON STOCK

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $.001 per share, of which 26,120,667 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

THE COMMON STOCK OF THE COMPANY IS TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD UNDER THE TRADING SYMBOL ALEV.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

Our executive offices are located at the offices controlled by our President and Chief Executive Officer. Mr. Tien provides such office to the Company at no charge. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The common stock of the Company is traded on the OTC Bulletin Board.  The trading symbol for our company is ALEV.OB.  The table below sets forth the high and low bid prices of the Common stock of the Company as reported by OTCBB (Note: each year and respective quarterly period depicted below (2010-2012) represents the year ended June 30 for such year). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the OTC Bulletin Board under the symbol “ALEV.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2012	Low Bid	High Bid
1st Quarter	$0.05	$0.16

2011	Low Bid	High Bid
1st Quarter	$0.10	$0.14
2nd Quarter	$0.12	$0.20
3rd Quarter	$0.28	$0.50
4th Quarter	$0.10	$0.17

2010	Low Bid	High Bid
4th Quarter	$0.10	$0.17

During the fourth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended, not otherwise disclosed.

Holders

As of June 30, 2011 there were 26,120,667 shares of common stock issued and outstanding held by 65 record holders.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Compensation Plans.

As of the end of the most recently completed fiscal year, there were no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

Our plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination, including a potential transaction with Alpha Lujo-Australia. The business acquisition or combination may be in the form of a merger, stock for stock, stock for assets, or joint venture type of transaction. As of the date of this Report, the Company has no agreement in place for any business acquistion or combination.  The Company is actively exploring for potential business opportunities through its officers, directors, and consultants. No specific industry or business has been targeted by the Company. The Company can not predict whether it will be successful in its efforts to identify an acceptable merger or business combination candidate.

The Company estimates that it will require an approximate minimum of $50,000 in the next 12 months, which includes, legal, accounting, and other consulting fees. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect a merger, share exchange or business combination transaction.  The amount of such legal and accounting fees can not be predicted at this time. Other than as stated herein, the Company has no other capital commitments.

Results of Operations
For the year ended June 30, 2011, the Company had net sales of $0 and incurred a net loss of $1,404,018, as compared to net sales of $0 and net loss of $22,102 for the year ended June 30, 2010.

Revenues

$0 revenues was constant with the year ended June 30, 2010 as a result of the Company’s decision to suspend operations of its online retail stores.

Liquidity and Capital Resources

As of June 30, 2011, the Company had a cash balance of $15,865. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  There can be assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

ITEM 7A.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alpha Lujo. Inc.

I have audited the accompanying balance sheets of Alpha Lujo, Inc. (formerly E Global Marketing Inc.) (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Lujo, Inc. (formerly E Global Marketing Inc.) as of June 30, 2011 and 2010 and the results of its operations and cash flows for the years ended June 30, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

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

Freeport, New York	/s/ Michael T. Studer CPA P.C.
November 11, 2011	Michael T. Studer CPA P.C.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Balance Sheets

	June 30,	June 30,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$15,865	$720
Prepaid expenses	-	-

Total current assets	15,865	720

Other assets	-	-

Total assets	$15,865	$720

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$24,300	$6,385
Credit card liabilities	-	10,482
Due to related parties	22,666	29,510
Convertible promissory note	-	10,000

Total current liabilities	46,966	56,377

Convertible promissory note	-	-

Total liabilities	46,966	56,377

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, issued and outstanding 5,000,000 and 0 shares, respectively	5,000	-
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
25,070,667 and 20,694,000 shares, respectively	25,071	20,694
Additional paid-in capital	1,435,853	16,656
Deficit	(1,497,025)	(93,007)

Total stockholders' equity (deficit)	(31,101)	(55,657)

Total liabilities and stockholders' equity (deficit)	$15,865	$720

See notes to financial statements

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Operations

	Year Ended
	June 30,
	2011	2010

Continuing operations:
Revenues	$-	$-
Expenses:
Consulting fees (stock-based)	1,309,500	-
Other professional and consulting fees	67,462	-
Other administrative expenses	13,639	-
Total Expenses	1,390,601	-
Loss from continuing operations	(1,390,601)	-
Loss from discontinued operations (note 8)	(13,417)	(22,102)
Net loss	$(1,404,018)	$(22,102)

Net loss per share -
basic and diluted
Loss from continuing operations	$(0.06)	$-
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.06)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	22,007,288	20,637,041

See notes to financial statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Cash Flows

	Year Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,404,018)	$(22,102)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Stock-based compensation	1,309,500	1,250
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	34,034	3,964

Net cash provided by (used in)
operating activities	(60,484)	(16,888)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in credit card liabilities	843	(164)
Advances from related parties	77,286	16,526
Partial repayment of convertible promissory note	(2,500)	-

Net cash provided by
financing activities	75,629	16,362

Increase (decrease) in cash and
cash equivalents	15,145	(526)

Cash and cash equivalents, beginning of period	720	1,246

Cash and cash equivalents, end of period	$15,865	$720

Supplemental disclosures of cash flow information:

Interest paid	$942	$2,149

Income taxes paid	$-	$-

Non-cash financing activities:
Assumption of liabilities by former officers and controlling stockholders in connection with the change in control transaction on December 8, 2010 ( see Note 6):
Accounts payable and accrued expenses	$16,119	$-
Credit card liabilities	11,325	-
Due to related parties	34,130	-
Convertible promissory note	7,500	-

Total	$69,074	$-

Sale of preferred stock to related party in exchange for reduction of due to Another related party liability	$50,000	$-

See notes to financial statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Changes in Stockholders' Equity (Deficit)

							Total
	Preferred Stock		Common Stock,		Additional		Stockholders'
	$.001 par value		$.001 par value		Paid-In		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, June 30, 2009	-	$-	20,644,000	$20,644	$15,456	$(70,905)	$(34,805)
Issuance of shares in November 2009
charged to interest expense	-	-	50,000	50	1,200	-	1,250
Net loss	-	-	-	-	-	(22,102)	(22,102)
Balances, June 30, 2010	-	-	20,694,000	20,694	16,656	(93,007)	(55,657)
Assumption of company liabilities by former officers and controlling stockholders pursuant to December 8, 2010 change in control transaction	-	-	-	-	69,074	-	69,074
Shares issued and committed to be issued pursuant to:
December 17, 2010 consulting Agreement	-	-	26,667	27	7,973	-	8,000
January 5, 2011 Financial Advisor Agreement	-	-	600,000	600	158,400	-	159,000
January 15, 2011 Consulting Agreement	-	-	2,750,000	2,750	789,750	-	792,500
March 8, 2011 Consulting Agreement	-	-	1,000,000	1,000	349,000	-	350,000
Sale of preferred stock to related party	5,000,000	5,000	-	-	45,000	-	50,000
Net loss	-	-	-	-	-	(1,404,018)	(1,404,018)
Balance, June 30, 2011	5,000,000	$5,000	25,070,677	$25,071	$1,435,853	$(1,497,025)	$(31,101)

See notes to financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Alpha Lujo, Inc. (the “Company”), formerly E Global Marketing, Inc., was incorporated in New York on September 7, 2006.  The Company marketed various retail merchandise online at www.vitaminsnmore.net, www.rsvpfragrances.com, and www.rsvpgiftbaskets.com. In April and May 2010, in order to cut costs, the Company suspended its online retail store operations at these websites pending additional working capital. On December 8, 2010, the Company ceased its online retail store operations coincident to a change in control transaction (see Note 6). As a result, the online retail store operations have been accounted for as discontinued operations in the financial statements.

On January 31, 2011, the Company changed its name to Alpha Lujo, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2011, the Company had negative working capital of $31,101 and a stockholders’ deficiency of $31,101.  Further, from inception to June 30, 2011, the Company incurred losses of $1,497,025. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e)  Revenue Recognition

To December 8, 2010, revenue from product sales was recognized when all of the following criteria were met: (1) persuasive evidence of an arrangement existed, (2) the price was fixed or determinable, (3) collectability was reasonable assured, and (4) delivery had occurred.  Persuasive evidence of an arrangement and fixed price criteria were satisfied through purchase orders.  Collectability criteria was satisfied through credit approvals.  Delivery criteria were satisfied when the products were shipped to a customer and title and risk of loss passed to the customer in accordance with the terms of sale.  The Company had no obligation to accept the return of products sold other than for replacement of damaged products.  Other than quantity price discounts negotiated with customers prior to billing and delivery (which were reflected as a reduction in sales), the Company did not offer any sales incentives or other rebate arrangements to customers.  Substantially all sales were prepaid by the customers by credit card.

(f)  Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Share-Based Payment” and expensed over the requisite service periods.

(g)  Income Taxes

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

(h)  Net Income (Loss) per Share

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

(i) Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – CREDIT CARD LIABILITIES

To December 8, 2010 the Company used credit cards to pay for various Company expenses.  The credit card liabilities bore interest at rates ranging up to 27% and were due in monthly installments of principal and interest. On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including $11,325 of credit card liabilities, in connection with the change in control transaction (see Note 6).

NOTE 4 –DUE TO RELATED PARTIES

Due to related parties consist of:
	June 30,	June 30,
	2011	2010
Due to Alpha Wealth Financial Services Pty
Ltd (entity controlled by the Company’s chief executive officer), interest at 0%, due on demand	$22,666	$-

Due to former chief executive officer, interest at 8.5%, due on demand	-	19,378

Due to former secretary, interest at 8.5%, due on demand	-	10,132

Total	$22,666	$29,510

On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including $34,130 due to them, in connection with the change in control transaction (see Note 6).

NOTE 5- CONVERTIBLE PROMISSORY NOTE

On March 30, 2009, the Company delivered a $10,000 promissory note to an investor in exchange for $10,000 cash. The note was non-interest bearing, was due on September 30, 2010, and was convertible (in part or in whole) into shares of Company common stock at a conversion price of $0.10 per share. On December 8, 2010, the Company’s former officers and controlling stockholders assumed all the Company’s liabilities, including the remaining $7,500 balance on the promissory note (which was subsequently satisfied), in connection with the change in control transaction (see Note 6).

On November 30, 2009, the Company issued 50,000 shares of common stock to the lender and the $1,250 fair value of the shares was charged to interest expense.

NOTE 6 – STOCKHOLDERS’ EQUITY

In September 2006, the Company issued 10,000,000 shares of its common stock to its former chief executive officer Patrick Giordano for $1,020 cash and services valued at $8,980 and 10,000,000 shares of its common stock to its former secretary William Hayde for services valued at $10,000.

In May 2008, the Company sold a total of 624,000 shares of its common stock to 34 investors at a price of $0.025 per share or $15,600 total.  On March 19, 2009, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-1 to register for resale the 624,000 shares at a price of $0.05 per share until the shares were quoted on the OTC Bulletin Board and thereafter at prevailing market prices; the Company did not receive any proceeds from any sales of such shares by the selling stockholders.

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

Effective December 17, 2010, the Company committed to issue 26,667 shares of Company common stock to The Eversull Group, Inc. as an annual retainer pursuant to the consulting agreement discussed in Note 9. The Company recognized the $8,000 fair value of the 26,667 shares (using the $0.30 per share closing trading price of our common stock on December 17, 2010) as consulting fees expense in the three months ended June 30, 2011. The 26,667 shares were issued on July 21, 2011.

On January 5, 2011, the Company committed to issue 300,000 shares (issued April 5, 2011) of Company common stock to Network 1 Financial Securities, Inc. for services to be rendered in the three months ended March 31, 2011 pursuant to the consulting agreement discussed in Note 9. The Company recognized the $84,000 fair value of the 300,000 shares (using the $0.28 per share closing trading price of our common stock on January 5, 2011) as consulting fees expense in the three months ended March 31, 2011. Effective April 1, 2011, the Company committed to issue an additional 300,000 shares (issued June 14, 2011 to Network 1 and four Network 1 assignees) of Company common stock to Network 1 for services to be rendered in the three months ended June 30, 2011 pursuant to the consulting agreement. The Company recognized the $75,000 fair value of the 300,000 shares (using the $0.25 per share closing trading price of our common stock on April 1, 2011) as consulting fees expenses in the three months ended June 30, 2011.

On January 15, 2011, the Company committed to issue a total of 1,250,000 shares of Company common stock to Rock Sand Management Limited for services to be rendered in the three months ended March 31, 2011 pursuant to the consulting agreement discussed in Note 9. The Company recognized the $562,500 fair value of the 1,250,000 shares (using the $0.45 per share closing trading price of our common stock on January 15, 2011) as consulting fees expense in the three months ended March 31, 2011. Effective April 15, 2011, May 15, 2011 and June 15, 2011, the Company committed to issue 500,000 shares of common stock each month to Rock Sand for services to be rendered in the three months ended June 30, 2011 pursuant to the consulting agreement. The Company recognized the $230,000 fair value of the 1,500,000 shares (using the $0.18, $0.12 and $0.16 per share closing trading price of our common stock on April 15, 2011, May 15, 2011 and June 15, 2011, respectively for each 500,000 shares due monthly) as consulting fees expenses in the three months ended June 30, 2011. Of the total 2,750,000 shares committed to be issued for the six months ended June 30, 2011, 500,000 shares were issued April 5, 2011, 2,000,000 shares were issued June 14, 2011, and 250,000 shares were issued July 21, 2011.

On March 8, 2011, the Company committed to issue 1,000,000 shares of Company common stock to EastBridge Investment Group Corp. for services to be rendered pursuant to the consulting agreement discussed in Note 9. The Company recognized the $350,000 fair value of the 1,000,000 shares (using the $0.35 per share closing trading price of our common stock on March 8, 2011) as consulting fees expense in the three months ended March 31, 2011. The 1,000,000 shares were issued on April 5, 2011.

In June 2011, the Company completed the sale of 5,000,000 shares of its Class A Super Voting Preferred Stock to Ontex Holdings Limited (“OHL”) for consideration of $50,000 received by us through the $50,000 reduction of our loan payable to Alpha Wealth Financial Services Pty Ltd (“AWFSP”). The Class A Super Voting Preferred Stock has 50 votes per share (total of 250,000,000 voting rights) voting with common holders as a group, but has no other rights, privileges, or preferences. Our chief executive officer William Tien controls AWFSP.

NOTE 7 - DISCONTINUED OPERATION

As discussed in Note 1, the Company ceased its online retail store operations on December 8, 2010. Accordingly, these operations have been presented as discontinued operations in the accompanying financial statements.

Loss from discontinued operations consisted of:

	Year Ended
	June 30,
	2011	2010
Operating revenues:
Net sales of tangible products	$-	$-
Commissions income	-	-
Total operating revenues	-	-

Cost of operating revenues:
Cost of tangible operating products sold	-	-
Total cost of operating revenues	-	-

Gross profit (loss)	-	-

Selling, general and administrative expenses	11,139	19,239

Operating income (loss)	(11,139)	(19,239)

Other Income	-	2,307

Interest expense	(2,278)	(5,170)

Loss from discontinued operations	$(13,417)	$(22,102)

 NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $167,295 net operating loss carryforwards as of June 30, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $167,295 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, $20,852 in 2030, and $94,518 in 2031.

Current income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective December 17, 2010, we executed a letter agreement with The Eversull Group, Inc. to perform specified investor relations services for the Company for a term of one year commencing January 1, 2011. The agreement provides for monthly cash compensation to Eversull of $500 and an annual retainer of $8,000 in the form of restricted shares of Company common stock on December 18 each year. After December 31, 2011, the agreement may be terminated by either party with 60 days prior written notice.

On January 5, 2011, we executed an agreement with Network 1 Financial Securities, Inc. (“Network 1”) to act as our financial advisor for a term of one year. The agreement provides for compensation to Network 1 in the form of a total of 1,200,000 shares of Company common stock, of which 300,000 shares were payable upon signing of the agreement, and 300,000 shares payable on each of April 1, 2011, July 1, 2011, and October 1, 2011. The agreement may be terminated after 3 months by either party with 15 days prior written notice. Effective June 30, 2011, we suspended this agreement pending completion of a transaction with an operating company.

On January 15, 2011, we entered into a Consulting Agreement with Rock Sand Management Limited (“Rock Sand”) (a British Virgin Islands company beneficially owned by Ms. Serena Kao, a former director of the company), to perform specified consulting services for the Company for a term of 24 months. The agreement provides for compensation to Rock Sand in the form of up to a total of 12,000,000 shares of Company common stock, 500,000 shares payable every month commencing on the date of the agreement. The agreement may be terminated by the Company with prior written notice to Rock Sand, in which case Rock Sand will not be entitled to receive any additional shares other those issuable in respect of services provided up to the date of termination. Effective July 14, 2011, the agreement was terminated.

In connection with the change of control of the Company which occurred on December 8, 2010, EastBridge Investment Group Corp. (“EastBridge”) received 1,142,350 shares of common stock of the Company. On March 8, 2011, we executed a Consulting Agreement with EastBridge to perform specified consulting services to the Company for a term of 3 months commencing February 21, 2011. The agreement provided for compensation to EastBridge in the form of a total of 1,000,000 shares of Company common stock. A director of the Company is also the chief financial officer of EastBridge.

Stock Exchange Agreement with Alpha Lujo Electric Vehicle Pty Ltd

On March 30, 2011, the Company entered into a Stock Exchange Agreement with Alpha Lujo Electric Vehicle Pty Ltd (a State of Victoria Australia corporation operating as a development stage electric vehicle company) (“ALEVP”) and the shareholders of ALEVP which provided for ALEVP shareholders to exchange their ALEVP shares for a total of 50,000,000 shares of our common stock, thereby making ALEVP a wholly owned subsidiary of the Company. The parties agreed that the closing of the transaction would occur on or before May 31, 2011. The closing of the transaction, which was subject to satisfaction of certain conditions by the parties, did not occur.

Alpha Wealth Financial Services Pty Ltd (“AWFSP”), which owned approximately 7.5% of our outstanding common stock at March 30, 2011, also owned approximately 40% of the common stock of ALEVP at March 30, 2011. Our chief executive officer William Tien is the managing member of AWFSP.

NOTE 10 – SUBSEQUENT EVENTS

On July 20, 2011, the Company completed a Share Exchange Agreement with Zentric, Inc (“Zentric”) pursuant to which the Company received 6,666,667 shares of Zentric common stock (approximately 8.9% of the issue and outstanding Zentric common stock after the exchange) in exchange for the Company’s issuance of 800,000 shares of Company common stock (approximately 3.1% of the issued and outstanding Company common stock after the exchange) to Zentric. Also on July 20, 2011, Ontex Holdings Limited (“OHL”), a related party (see Note 6), completed a Share Exchange Agreement with Zentric pursuant to which OHL received 10,000,000 shares of Zentric preferred stock (with voting rights equal to 200,000,000 shares) in exchange for OHL’s delivery of 2,000,000 shares of Company common stock held by it to Zentric.

Zentric is a development stage battery technology company publicly traded and quoted on the OTC Bulletin Board. According to Zentric’s financial statements, Zentric had $0 assets and $129,147 liabilities at June 30, 2011. From inception on July 21, 2008 to June 30, 2011, Zentric reported $0 revenues and a net loss of $1,034,500.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2011.

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

Name and Business Address	Age	Position

William Tien	51	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director

Norm Klein	60	Director

Mr. Tien became an officer and director of the Company on December 8, 2010. He is an entrepreneur and business consultant serving in officer capacities for various private and public (Australian) entities. Since August 2004, he has been a director of C8R Asia Limited, a Hong Kong based investment firm, which specializing in advising new technology driven businesses on formation, business structures, and business operations.

Mr. Klein became a director of the Company on December 9, 2010. He has over twenty years of experience working in manufacturing and process control with major companies. From 1972 to 1993, Mr. Klein was employed at Procter & Gamble, where he was responsible for the operational aspects of the company's Metamucil business. Mr. Klein provided the leadership role for a $60 million manufacturing plant expansion and managed an operating budget in excess of $30 million. Since 2001, Mr. Klein has been Chief Financial Officer, Chief Operating Officer and a director of Eastbridge Investment Group Corp, a US reporting company, is traded on the Over the Counter-Bulletin Board.

There are no family relationships between our officers and/or directors. There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant, exceeding $120,000 and in which our new officer and directors had or will have a direct or indirect material interest. There is no material plan, contract or arrangement (whether or not written) to which our officers and/or directors are a party or in which they participate that is entered into or a material amendment in connection with the triggering event or any grant or award to any such covered person or modification thereto, under any such plan, contract or arrangement in connection with any such event.

Mr. Tien serves in such executive positions at the discretion of the Board. Other than as described herein, there is no arrangement or understanding between Mr. Tien and any other person pursuant to which Mr. Tien was elected as an officer. Presently, there is compensation or other arrangement between the Company and Mr. Tien.

Former Director

On February 23, 2011, the Company appointed Ms. Serena Kao to the Company’s Board of Directors. On January 15, 2011, the Company entered into a consulting agreement with Rock Sand Management Limited, a British Virgin Island company, beneficially owned by Ms. Kao. Pursuant to agreement, Rock Sand is obligated to provide various, non-exclusive consulting services for the Company including identifying prospective business partners for the Company, negotiate and structure prospective partnership and joint venture agreements with third parties and such other duties as may be reasonably assigned by the President of the Company. The term of the agreement is two years. As consideration, Rock Sand shall be entitled to receive 500,000 shares of common stock of the Company per month during the term.

On July 14, 2011, Ms. Serena Kao resigned in her capacity as a director of the Company. The Company has issued a total of 3,000,000 shares of common stock to Rock Sand Management Limited. As of the date of her resignation, the consulting agreement has been terminated.

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

Significant Employees

None

ITEM 11.   EXECUTIVE COMPENSATION

From our incorporation on September 7, 2006 through December 8, 2010, Patrick Giordano was our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director. On December 8, 2010, Mr. William Tien became our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director. We have no formal employment or consulting agreement with Mr. Tien. On September 7, 2006, the Company issued 10,000,000 shares of its common stock, par value $0.001 per share, to Mr. Giordano for cash consideration of $1,020 and for services rendered to the Company as a consultant valued in the amount of $8.980.

On September 7, 2006, William Hayde, a former officer and director, was issued 10,000,000 shares of common stock, par value $0.001 per share on for services rendered to the Company as a consultant valued in the amount of $10,000.

Since our inception on September 7, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options. We have no long-term incentive plans.

Outstanding Equity Awards

Our sole executive officer and directors do not have unexercised options, stock that has not vested, or equity incentive plan awards.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
William Tien(1)	2011	0	0	0	0	0	0		0

Patrick Giordano(2)	2011	0	0	0	0	0	0		0
	2010	0	0	0	0	0	0		0
	2009	0	0	0	0	0	0		0
___________
(1). Mr. Tien became an officer and director of the Company on December 8, 2010.
(2). Mr. Giordano resigned in all capacities on December 8, 2010

Compensation to Directors, and Stock Option Plans

In connection with the change of control of the Company which occurred on December 8, 2010, EastBridge Investment Group Corp. (“EastBridge”) received 1,142,350 shares of common stock of the Company. On March 8, 2011, we executed a Consulting Agreement with EastBridge to perform specified consulting services to the Company for a term of 3 months commencing February 21, 2011. The agreement provided for compensation to EastBridge in the form of a total of 1,000,000 shares of Company common stock. Mr. Norm Klein, a director of the Company, is also the chief financial officer of EastBridge. The foregoing compensation was not in connection with Mr. Klein’s role as a director of the Company. In addition, commencing in March 2011, Mr. Klein and the Company reached an oral arrangement pursuant to which Mr. Klein will receive the sum of $3,000 per month for his role as a director of the Company.

Rock Sand Management Limited, a British Virgin Island company, received a total 3,000,000 shares of the Company under a consulting agreement entered into on January 15, 2011. Ms. Serena Kao, a former director, is the beneficial owner of Rock Sand. The foregoing compensation was not in connection with Mr. Kao’s role as a director of the Company.

Other than as stated above, the Company does not have any employment or consulting agreement with any of its officers or directors and we will not pay our directors any amount for acting on the Board of Directors.

No compensation was paid to any directors of the Company in such capacity during 2011, 2010 or 2009. Directors, however, are reimbursed for expenses incurred by them in connection with the Company's business.

Other than as stated above, the Company does not have any other form of compensation payable to its officers or directors, including any equity awards, stock option plans, stock appreciation rights, or long term incentive plan awards for the periods indicated in the above table. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control or a change in an executive officer's responsibilities following a change-in-control.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of November 8, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o E Global Marketing, Inc., c/o Mr. William Tien, 346 Kings Way, South Melbourne, Victoria 3205, Australia.

	Number and			%
	Title of Shares	%	%	Total
Name and Address of	Beneficially	Common	Preferred	Voting
Beneficial Owner	Owned(1)	Stock(2)	Stock(3)	Power(4)
Officers and Directors
Alpha Wealth Capital PTY LTD.(5)	184,100 Common	0.7%	0%	0.1%
Eastbridge Investment Group Corp. (6) 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258	2,142,350 Common	8.2%	0%	0.8%
All officers and directors as a group (3 persons)	2,326,450 Common	8.9%	0%	0.8%

5% or greater shareholders
Rock Sand Management Company Limited 3rd Floor Omarhodge Building Wickhams Road Town Tortola, BVI	3,000,000 Common	11.5%	0%	1.1%
Fordluxe Investment Limited 13/F Max Share Centre 363-373 King’s Point Road, North Point Hong Kong	6,928,810 Common	26.5%	0	2.5%
Ontex Holdings Limited Flat B-4/F, 6-8 Tsing Fung Street North Point, Hong Kong	6,928,810 Common 5,000,000 Preferred	26.5%	0%	93%
___________
(1). Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Ordinary Shares or Preferred Shares. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator
(2). Based on 26,120,667 shares of common stock outstanding.
(3). Based on 5,000,000 shares of preferred stock outstanding which has 50-1 voting rights.
(4). Percentage of Total Voting Power represents total ownership with respect to all shares of our Common Stock and Preferred Stock and gives effect to the 50 to 1 voting rights of our Preferred Stock.
(5). Mr. William Tien, our President, Chief Financial Officer, Chief Financial Officer and director, is Managing Member of this entity.
(6). Norm Klein, a director of our company, is the Chief Financial Officer, Chief Operating Officer and a director of this entity.

In connection with the above transaction, on December 8, 2010, Mr. William Tien was appointed as President, Chief Financial Officer, and director of the Company, and Messrs. Giordano and Hayde resigned in all capacities with the company. The resigning officers and directors did not resign as a result of any disagreements with the Company on any matter relating to its operations, policies or practices.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2011, the Company completed the sale of 5,000,000 shares of its Class A Super Voting Preferred Stock to Ontex Holdings Limited for consideration of $50,000 received by us through the $50,000 reduction of our loan payable to Alpha Wealth Financial Services Pty Ltd (“AWFSP”). The Class A Super Voting Preferred Stock has 50 votes per share (total of 250,000,000 voting rights) voting with common holders as a group, but has no other rights, privileges, or preferences. Our chief executive officer William Tien controls AWFSP.

In connection with the change of control of the Company which occurred on December 8, 2010, EastBridge Investment Group Corp. (“EastBridge”) received 1,142,350 shares of common stock of the Company. On March 8, 2011, we executed a Consulting Agreement with EastBridge to perform specified consulting services to the Company for a term of 3 months commencing February 21, 2011. The agreement provided for compensation to EastBridge in the form of a total of 1,000,000 shares of Company common stock. Mr. Norm Klein, a director of the Company, is also the chief financial officer of EastBridge.

On January 15, 2011, the Company entered into a consulting agreement with Rock Sand Management Limited, a British Virgin Island company, beneficially owned by Ms. Serena Kao, a former director. Pursuant to agreement, Rock Sand was obligated to provide various, non-exclusive consulting services for the Company including identifying prospective business partners for the Company, negotiate and structure prospective partnership and joint venture agreements with third parties and such other duties as may be reasonably assigned by the President of the Company. The term of the agreement was two years. As consideration, Rock Sand was entitled to receive 500,000 shares of common stock of the Company per month during the term.  On July 14, 2011, Ms. Serena Kao resigned in her capacity as a director of the Company. Ms. Kao resigned as a result of a disagreement with the Company in its operations, policies or practices. Ms. Kao contented that, as a director of the Company, she received insufficient notice to act and vote on proposed director resolutions. The Company believes that it provided Ms. Kao with ample time to consider and act upon such resolutions. The Company has issued a total of 3,000,000 shares of common stock to Rock Sand Management Limited. As of the date of her resignation, the consulting agreement has been terminated.

On September 7, 2006, we issued 10,000,000 shares of our common stock to Mr. Patrick Giordano, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director  of the Company.  These shares were issued in exchange for cash in the amount of $1,020 and services rendered, valued in the amount of $8,980. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Giordano is former an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

On September 7, 2006, we issued 10,000,000 shares of our common stock to Mr. William Hayde, the former Secretary, director and a founder of the Company.  These shares were issued in exchange for consulting services rendered, valued in the amount of $10,000.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  In his role as a founder of the Company, Mr. Hayde had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$19,000	Michael T. Studer CPA P.C.
2010	$13,500	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Michael T. Studer CPA P.C.
2010	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Michael T. Studer CPA P.C.
2010	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Michael T. Studer CPA P.C.
2010	$0	Michael T. Studer CPA P.C.

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

Alpha Lujo, INC.

Dated: November 18, 2011	By:	/s/William Tien
	Name:	William Tien
	Title:	President and Principal
Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 18, 2011	By:	/s/William Tien
	Name:	William Tien
	Title:	President and Principal
Financial Officer