Form 10-Q
period 2011-09-30
Alpha Lujo, Inc.
filed 2011-11-21
CIK 1398427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-156531

ALPHA LUJO, INC.
(Exact name of small business issuer as specified in its charter)

New York	20-5518632
(State of incorporation)	(IRS Employer ID Number)

Alpha Lujo, Inc.
346 Kings Way,
South Melbourne, Vic 3205
(Address of principal executive offices)

+613 9690 1077
 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares of the issuer’s common stock issued and outstanding as of November 8, 2011 was 26,120,667 shares.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Balance Sheets
	September 30,	June 30,
	2011	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,706	$15,865
Total current assets	6,706	15,865
Investment in Zentric, Inc.	93,333	-
Total assets	$100,039	$15,865

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$32,450	$24,300
Due to related parties	27,266	22,666
Total current liabilities	59,716	46,966
Other liabilities	-	-
Total liabilities	59,716	46,966

Stockholders' equity (deficit):
Preferred stock, $.001 par value; authorized
5,000,000 shares, issued and outstanding 5,000,000 and 0 shares, respectively	5,000	5,000
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
26,120,667 and 25,070,667 shares, respectively	26,121	25,071
Additional paid-in capital	1,568,136	1,435,853
Deficit	(1,558,934)	(1,497,025)

Total stockholders' equity (deficit)	40,323	(31,101)

Total liabilities and stockholders' equity (deficit)	$100,039	$15,865

See notes to financial statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Continuing operations:
Revenues	$-	$-
Expenses:
Consulting fees (stock-based)	40,000	-
Other professional and consulting fees	20,633	-
Other administrative expenses	1,276	-
Total Expenses	61,909	-
Loss from continuing operations	(61,909)	-
Loss from discontinued operations (note 8)	-	(9,450)
Net loss	$(61,909)	$(9,450)

Net loss per share -
basic and diluted
Loss from continuing operations	$(0.00)	$-
Loss from discontinued operations	-	(0.00)

Net loss	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	25,940,786	20,694,000

See notes to financial statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Changes in Stockholders' Equity (Deficit)

							Total
	Preferred Stock		Common Stock,		Additional		Stockholders'
	$.001 par value		$.001 par value		Paid-In		Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, June 30, 2009	-	$-	20,644,000	$20,644	$15,456	$(70,905)	$(34,805)
Issuance of shares in November 2009
charged to interest expense	-	-	50,000	50	1,200	-	1,250
Net loss	-	-	-	-	-	(22,102)	(22,102)
Balances, June 30, 2010	-	-	20,694,000	20,694	16,656	(93,007)	(55,657)
Assumption of company liabilities by former officers and controlling stockholders pursuant to December 8, 2010 change in control transaction	-	-	-	-	69,074	-	69,074
Shares issued and committed to be issued pursuant to:
December 17, 2010 consulting Agreement	-	-	26,667	27	7,973	-	8,000
January 5, 2011 Financial Advisor Agreement	-	-	600,000	600	158,400	-	159,000
January 15, 2011 Consulting Agreement	-	-	2,750,000	2,750	789,750	-	792,500
March 8, 2011 Consulting Agreement	-	-	1,000,000	1,000	349,000	-	350,000
Sale of preferred stock to related party	5,000,000	5,000	-	-	45,000	-	50,000
Net loss	-	-	-	-	-	(1,404,018)	(1,404,018)
Balance, June 30, 2011	5,000,000	5,000	25,070,677	25,071	1,435,853	(1,497,025)	(31,101)
Unaudited:
Shares issued pursuant to July 15, 2011 Consulting Agreement	-	-	250,000	250	39,750	-	40,000
Shares committed to be issued to Zentric, Inc, pursuant to 7/16/11 Share Exchange Agreement	-	-	800,000	800	92,533	-	93,333
Net loss	-	-	-	-	-	(61,909)	(61,909)
Balance, September 30, 2011	5,000,000	$5,000	26,120,677	26,121	$1,568,136	$(1,558,934)	$40,323

See notes to financial statements.

Alpha Lujo, Inc.
(Formerly E Global Marketing Inc.)
Statements of Cash Flows
(Unaudited)
	Three Months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(61,909)	$(9,450)
Adjustments to reconcile net loss
to net cash used in
operating activities:
Stock-based compensation	40,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,150	7,605

Net cash used in operating activities	(20,426)	(1,845)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Increase in credit card liabilities	-	498
Increase in due to related parties	4,600	827

Net cash provided by financing activities	4,600	1,325

Decrease in cash and
cash equivalents	(15,826)	(520)

Cash and cash equivalents, beginning of period	15,865	720

Cash and cash equivalents, end of period	$39	$200

Supplemental disclosures of cash flow information:
Interest paid	$-	$532
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of 6,666,667 shares of Zentric, Inc, common stock in exchange for 800,000 shares of Company common stock	$93,333	$-

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

On January 31, 2011, the Company changed its name to Alpha Lujo, Inc.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three months ended September 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2012.  The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2011 as included in our report on Form 10-K.

NOTE 3 – GOING CONCERN UNCERTAINTY

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of September 30, 2011, the Company had negative working capital of $53,010.  Further, from inception to September 30, 2011, the Company incurred losses of $1,558,934. These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing either by loans or sales of shares of its common stock.  Also, the Company plans to pursue acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENT IN ZENTRIC, INC.

On July 20, 2011, the Company completed a Share Exchange Agreement with Zentric, Inc. (“Zentric”) pursuant to which the Company received 6,666,667 shares of Zentric common stock (approximately 8.9% of the issued and outstanding Zentric common stock after the exchange) in exchange for the Company’s issuance of 800,000 shares of Company common stock (approximately 3.1% of the issued and outstanding Company common stock after the exchange) to Zentric. Also on July 20, 2011, Ontex Holdings Limited (“OHL”), a related party (see Note 7), completed a Share Exchange Agreement with Zentric pursuant to which OHL received 10,000,000 shares of Zentric preferred stock (with voting rights equal to 200,000,000 shares) in exchange for OHL’s delivery of 2,000,000 shares of Company common stock held by it to Zentric.

The investment in Zentric, Inc. was valued at $93,333, the lower of (a) the fair value of the 800,000 shares of Company common stock using  the July 20, 2011 closing trading price of $0.16 per share ($128,000) and (b) the fair value of the 6,666,667 shares of Zentric common stock using the July 20, 2011 closing trading price of $0.014 per share ($93,333). At September 30, 2011 and November 16, 2011, the closing price of Zentric common stock was $0.016 per share and $0.011 per share respectively.

Zentric is a development stage battery technology company publicly traded and quoted on the OTC Bulletin Board. According to Zentric’s financial statements, Zentric had $252,103 in assets (including its $252,000 investment in Alpha Lujo, Inc.)  and $169,501 in liabilities at September 30, 2011. From inception on July 21, 2008 to September 30, 2011, Zentric reported $0 revenues and a net loss of $1,309,105.

NOTE 5 –DUE TO RELATED PARTIES

Due to related parties consist of:
	September 30,	June 30,
	2011	2011
Due to Alpha Wealth Financial Services Pty Ltd
(entity controlled by the Company’s chief executive officer), interest at 0%, due on demand	$27,266	$22,666

Total	$27,266	$22,666

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

Effective December 17, 2010, the Company committed to issue 26,667 shares of Company common stock to The Eversull Group, Inc. as an annual retainer pursuant to the consulting agreement discussed in Note 9. The Company recognized the $8,000 fair value of the 26,667 shares (using the $0.30 per share closing trading price of our common stock on December 17, 2010) as consulting fees expense in the three months ended June 30, 2011. The 26,667 shares were issued on July 21,2011.

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

On March 8, 2011, the Company committed to issue 1,000,000 shares of Company common stock to EastBridge Investment Group Corp. for services to be rendered pursuant to the consulting agreement discussed in Note 9. The Company recognized the $350,000 fair value of the 1,000,000 shares (using the $0.35 per share closing trading price of our common stock on March 8, 2011) as consulting fees expense in the three months ended March 31, 2011. The 1,000,000 shares were issued on April 5, 2011. A director of the Company is a control person of EastBridge.

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

On July 15, 2011, the Company committed to issue 250,000 shares of common stock (issued July 21, 2011) to Rock Sand Management Limited pursuant to the consulting agreement discussed in Note 9. The Company recognized the $40,000 fair value of the 250,000 shares (using the $0.16 per share closing trading price of our common stock on July 15, 2011) as consulting fees expenses in the three months ended September 30, 2011.

On July 20, 2011, the Company committed to issue 800,000 shares of common stock (issued October 31, 2011) to Zentric, Inc. pursuant to a Share Exchange Agreement (see Note 4).

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded for the periods presented since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the $189,204 net operating loss carryforwards as of September 30, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011.  The Company will continue to review this valuation allowance and make adjustments as appropriate.   The $189,204 net operating loss carryforwards expire $10,190 in 2027, $15,471 in 2028, $26,264 in 2029, $20,852 in 2030, $94,518 in 2031 and $21,909 in 2032.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “ALEV,” Company,” “we,” “our” or “us” refer to E Global Marketing, Inc. Unless the context otherwise indicates.

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

Our future and future business is subject to numerous risks and uncertainties. For a description of such risks and uncertainties refer to our Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on November 21, 2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

During the three months ended September 30, 2011, the Company had no revenues and incurred a net loss of $61,909, as compared to no revenues and net loss of $9,450 for the same three months ended September 30, 2010.

Revenues

There were no operating revenues in the three months ended September 30, 2011 which is the same as no operating revenues in three months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company had a cash balance of $6,706 and a working capital deficit of $53,010. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Employees

We have no employees other than our executive officer, William Tien, who also is a member of our board of directors.  All functions including development, strategy, negotiations and administration are currently being provided by our executive officer.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 15, 2011, the Company committed to issue 250,000 shares of common stock (issued July 21, 2011) to Rock Sand Management Limited pursuant to a consulting agreement.

On July 20, 2011, the Company completed a Share Exchange Agreement with Zentric, Inc. (“Zentric”) pursuant to which the Company received 6,666,667 shares of Zentric common stock (approximately 8.9% of the issue and outstanding Zentric common stock after the exchange) in exchange for the Company’s issuance of 800,000 shares of Company common stock (approximately 3.1% of the issued and outstanding Company common stock after the exchange) to Zentric.

The issuance of the securities described above was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D and Section 4(2) and/or Regulation S thereof and such other available exemptions. We made this determination based on the representations of the recipients.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2011.

Item 5.    Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT
_________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA LUJO, INC.

Dated: November 18, 2011	By:	/s/William Tien
	Name:	William Tien
	Title:	President (Principal Executive Officer), and Principal Financial Officer